Form 10-Q
period 2007-06-30
NITROUS OXIDE CORP; AIRGAS INC; AIRGAS WEST INC; AIRGAS MID SOUTH INC; AIRGAS SOUTH INC; AIRGAS NORTH CENTRAL INC; AIRGAS CARBONIC INC; AIRGAS DATA LLC; AIRGAS SPECIALTY GASES INC; AIRGAS GULF STATES INC
filed 2007-08-09
CIK 1158060, 804212, 1158055, 1158193, 1158049, 1158048, 1158058, 1158066, 1158059, 1158050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007
Commission file number: 1-9344
AIRGAS, INC.
(Exact name of registrant as specified in its charter)

Delaware	56-0732648

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

259 North Radnor-Chester Road, Suite 100 Radnor, PA	19087-5283

(Address of principal executive offices)	(ZIP code)
(610) 687-5253
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 3 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑               Accelerated filer ☐               Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Shares of common stock outstanding at August 3, 2007: 81,865,277 shares

AIRGAS, INC.
FORM 10-Q
June 30, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	June 30,
	2007	2006

Net Sales	$915,099	$773,036

Costs and Expenses:
Cost of products sold (excluding depreciation)	437,978	383,219
Selling, distribution and administrative expenses	321,412	275,977
Depreciation	41,565	33,162
Amortization	2,907	1,772

Total costs and expenses	803,862	694,130

Operating Income	111,237	78,906

Interest expense, net	(20,508)	(13,676)
Discount on securitization of trade receivables	(4,119)	(3,336)
Other income (expense), net	(84)	213

Earnings before income taxes and minority interest	86,526	62,107

Income taxes	(34,095)	(22,744)
Minority interest in earnings of consolidated affiliate	(711)	(711)

Net Earnings	$51,720	$38,652

Net Earnings Per Common Share:

Basic earnings per share	$0.65	$0.50

Diluted earnings per share	$0.63	$0.48

Weighted average shares outstanding:
Basic	79,004	77,557

Diluted	83,630	82,436

Comprehensive income	$55,266	$40,218

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	(Unaudited)
	June 30,	March 31,
	2007	2007

ASSETS
Current Assets
Cash	$41,521	$25,931
Trade receivables, less allowances for doubtful accounts of $17,250 at June 30, 2007 and $15,692 at March 31, 2007	235,327	193,664
Inventories, net	296,318	250,308
Deferred income tax asset, net	18,901	31,004
Prepaid expenses and other current assets	47,552	48,592

Total current assets	639,619	549,499

Plant and equipment at cost	3,036,975	2,755,747
Less accumulated depreciation	(927,124)	(890,329)

Plant and equipment, net	2,109,851	1,865,418

Goodwill	857,353	832,162
Other intangible assets, net	77,919	62,935
Other non-current assets	28,000	23,443

Total assets	$3,712,742	$3,333,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$162,894	$146,385
Accrued expenses and other current liabilities	234,836	241,275
Current portion of long-term debt	41,773	40,296

Total current liabilities	439,503	427,956

Long-term debt, excluding current portion	1,598,004	1,309,719
Deferred income tax liability, net	378,266	373,246
Other non-current liabilities	45,850	39,963
Minority interest in affiliate	57,191	57,191
Commitments and contingencies

Stockholders’ Equity
Preferred stock, no par value, 20,000 shares authorized, no shares issued or outstanding at June 30, 2007 and March 31, 2007	—	—
Common stock, par value $0.01 per share, 200,000 shares authorized, 80,518 and 79,960 shares issued at June 30, 2007 and March 31, 2007, respectively	805	799
Capital in excess of par value	361,766	341,101
Retained earnings	836,762	792,433
Accumulated other comprehensive income	7,729	4,183
Treasury stock, 1,292 common shares at cost at June 30, 2007 and March 31, 2007	(13,134)	(13,134)

Total stockholders’ equity	1,193,928	1,125,382

Total liabilities and stockholders’ equity	$3,712,742	$3,333,457

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
(In thousands)	June 30, 2007	June 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$51,720	$38,652
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	41,565	33,162
Amortization	2,907	1,772
Deferred income taxes	15,297	14,574
Loss on sales of plant and equipment	749	128
Minority interest in earnings	711	711
Stock-based compensation expense	5,890	2,752
Changes in assets and liabilities, excluding effects of business acquisitions:
Securitization of trade receivables	20,600	(9,700)
Trade receivables, net	(9,816)	(16,222)
Inventories, net	(10,142)	(3,529)
Prepaid expenses and other current assets	5,447	2,174
Accounts payable, trade	(13,700)	(12,444)
Accrued expenses and other current liabilities	(6,506)	(14,177)
Other non-current assets	(2,001)	(1,314)
Other non-current liabilities	(194)	3,643

Net cash provided by operating activities	102,527	40,182

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(65,873)	(62,704)
Proceeds from sales of plant and equipment	2,006	1,263
Business acquisitions and holdback settlements	(317,451)	(3,814)
Other, net	(320)	492

Net cash used in investing activities	(381,638)	(64,763)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	473,145	166,219
Repayment of debt	(183,383)	(152,010)
Minority interest in earnings	(711)	(711)
Proceeds from exercise of stock options	6,945	4,799
Tax benefit realized from the exercise of stock options	4,660	—
Stock issued for employee stock purchase plan	3,171	2,822
Dividends paid to stockholders	(7,102)	(5,433)
Change in cash overdraft	(2,024)	7,028

Net cash provided by financing activities	294,701	22,714

Change in cash	$15,590	$(1,867)
Cash — Beginning of period	25,931	34,985

Cash — End of period	$41,521	$33,118

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) BASIS OF PRESENTATION
     The consolidated financial statements include the accounts of Airgas, Inc. and its subsidiaries (the “Company”), as well as the Company’s consolidated affiliate, National Welders. Intercompany accounts and transactions, including those between the Company and National Welders, are eliminated in consolidation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These consolidated financial statements do not include all disclosures required for annual financial statements. These consolidated financial statements should be read in conjunction with the more complete disclosures contained in the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2007.
     The preparation of financial statements requires the use of estimates. The consolidated financial statements reflect, in the opinion of management, reasonable estimates and all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. The interim operating results are not necessarily indicative of the results to be expected for an entire year.
     A reclassification of stock issued for the employee stock purchase plan, previously reflected as net cash provided by operating activities, has been reclassified as a source of cash from financing activities in the prior period to conform to the current presentation.
(2) NEW ACCOUNTING PRONOUNCEMENTS
(a) Accounting pronouncements adopted this period
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 addresses the application of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, to beneficial interests in securitized financial assets. The Company adopted SFAS 155 effective April 1, 2007, as required. The Company evaluated SFAS 155 and determined that there was no impact on its results of operations, financial position and liquidity.
     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS 156”). SFAS 156 requires that an entity recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The Company adopted SFAS 156 effective April 1, 2007, as required. The adoption of SFAS 156 did not have a material impact on the Company’s results of operations financial position and liquidity.
     In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). FIN 48 is an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. This interpretation also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition of tax positions. The recognition threshold and measurement attribute is part of a two-step tax position evaluation process prescribed in FIN 48. The Company adopted FIN 48 on April 1, 2007, as required. See Note 7 for a further discussion of the impact of FIN 48 on the Company’s consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(b) Accounting pronouncements not yet adopted
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to the fair value requirements as applicable in other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the requirements of SFAS 157 and has not yet determined the impact on the consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”) which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that election within the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157, Fair Value Measurements. The Company is currently evaluating the requirements of SFAS 159 and has not yet determined the impact on the consolidated financial statements.
(3) ACQUISITIONS
     Acquisitions have been recorded using the purchase method of accounting and, accordingly, results of their operations have been included in the Company’s consolidated financial statements since the effective date of each respective acquisition.
Fiscal 2008
     During the first quarter of fiscal 2008, the Company purchased four businesses, three associated with the distribution of packaged gases and related hardgoods products and one distributor of ammonia. The largest of these acquisitions was the June 30, 2007 acquisition of most of the U.S. packaged gas business of Linde AG (“Linde”), for $310 million in cash and certain assumed liabilities. The operations acquired include 130 locations in 18 states, with more than 1,400 employees, and generated $346 million in revenues for the year ended December 31, 2006. Due to the timing of the acquisition, no revenues or expenses of the acquired operations were reflected in the accompanying consolidated financial statements. The two other acquired packaged gas distributors had aggregate annual revenues of approximately $12 million. All three businesses were assumed by regional operating companies in the Distribution business segment. The remaining acquisition, with annual revenues of approximately $2 million, is involved in the distribution of aqua ammonia and was assumed by Airgas Specialty Products, which is included in the All Other Operations segment. The Company acquired the businesses to expand its geographic coverage and strengthen its national network of branch-store locations.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(3) ACQUISITIONS— (Continued)
Purchase Price Allocation
     The aggregate cash paid for the fiscal 2008 acquisitions and the settlement of holdback liabilities associated with certain prior year acquisitions was $317 million. The Company negotiated the respective purchase prices of the businesses based on the expected cash flows to be derived from their operations after integration into the Company’s existing distribution network. The purchase price of each acquired business was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the dates of each respective acquisition. The purchase price allocations were based on preliminary estimates of fair value and are subject to revision as the Company finalizes appraisals and other analyses.
     Based on the timing of the closing of the Linde packaged gas acquisition on June 30, 2007, the Company estimated the purchase price allocation based on historical data and other preliminary analyses and will update the allocation upon receipt of third-party appraisals and completion of the other analysis. In addition, the Linde packaged gas allocation is subject to change based on a net working capital purchase price adjustment. Goodwill associated with the Linde packaged gas acquisition is deductible for income taxes.
     The table below summarizes the allocation of the purchase price of all fiscal 2008 acquisitions as well as adjustments related to prior year acquisitions.

	Linde	Remaining
(In thousands)	Packaged Gas	Acquisitions	Total
Current assets, net	$88,991	$4,392	$93,383
Property and equipment	227,198	(5,951)	221,247
Goodwill	17,327	7,935	25,262
Other intangible assets	13,000	4,720	17,720
Current liabilities	(34,997)	1,109	(33,888)
Long-term liabilities	(1,519)	(4,754)	(6,273)

Total cash consideration	$310,000	$7,451	$317,451

Pro Forma Operating Results
     The following presents unaudited pro forma operating results as if the fiscal 2008 and 2007 acquisitions had occurred on April 1, 2006. The pro forma results were prepared from financial information obtained from the sellers of the business as well as information obtained during the due diligence process associated with the acquisitions. Pro forma adjustments to the historic financial information of the businesses acquired were limited to those related to the Company’s stepped-up basis in acquired assets and adjustments to reflect the Company’s borrowing and tax rates. The pro forma operating results do not include benefits associated with anticipated synergies related to combining the businesses as well as the integration costs. The pro forma operating results were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of April 1, 2006 or of results that may occur in the future.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(3) ACQUISITIONS— (Continued)

	Three Months Ended
	June 30,
(In thousands, except per share amounts)	2007	2006
Net sales	$1,005,804	$945,750
Net earnings	53,406	42,457

Diluted earnings per share	$0.65	$0.53
(4) TRADE RECEIVABLES SECURITIZATION
     The Company participates in a securitization agreement with three commercial banks to sell up to $285 million of qualifying trade receivables. The agreement will expire in March 2010, but may be renewed subject to renewal provisions contained in the agreement. During the three months ended June 30, 2007, the Company sold, net of the subordinated interest held by the Company, $729 million of trade receivables and remitted to bank conduits, pursuant to a servicing agreement, $708 million in collections on those receivables. The amount of outstanding receivables under the agreement was $285 million at June 30, 2007 and $264 million at March 31, 2007.
     The transaction has been accounted for as a sale under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities as amended by SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140. Under the securitization agreement, eligible trade receivables are sold to bank conduits through a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes. The difference between the proceeds from the sale and the carrying value of the receivables is recognized as “Discount on securitization of trade receivables” in the accompanying Consolidated Statements of Earnings and varies on a monthly basis depending on the amount of receivables sold and market rates. The Company retains a subordinated interest in the receivables sold, which is recorded at the receivables’ previous carrying value. Subordinated retained interests of approximately $73 million and $80 million are included in “Trade receivables” in the accompanying Consolidated Balance Sheets at June 30, 2007 and March 31, 2007, respectively. The Company’s retained interest is generally collected within 60 days. On a monthly basis, management measures the fair value of the retained interest based on management’s best estimate of the undiscounted expected future cash collections on the transferred receivables. Changes in the fair value are recognized as bad debt expense. Actual cash collections may differ from these estimates and would directly affect the fair value of the subordinated interest that continues to be held by the Company. In accordance with a servicing agreement, the Company continues to service, administer and collect the trade receivables on behalf of the bank conduits. The servicing fees charged to the bank conduits are designed to approximate the costs of collections. Accordingly, the net servicing asset is immaterial.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(5) INVENTORIES, NET
     Inventories, net, consist of:

	June 30,	March 31,
(In thousands)	2007	2007
Hardgoods	$257,613	$218,348
Gases	38,705	31,960

	$296,318	$250,308

     Net hardgoods inventories determined by the LIFO inventory method totaled $39 million at June 30, 2007 and $37 million at March 31, 2007. If the FIFO inventory method had been used for these inventories, the carrying value would have been $7.8 million higher at June 30, 2007 and $7.5 million higher at March 31, 2007. Substantially all of the inventories are finished goods.
(6) GOODWILL AND OTHER INTANGIBLE ASSETS
     The valuations of other intangible assets and the resulting goodwill of recent acquisitions are based on preliminary estimates of fair value and are subject to revision as the Company finalizes appraisals and other analyses. Changes in the carrying amount of goodwill for the three months ended June 30, 2007 were as follows:

		All Other
	Distribution	Operations
(In thousands)	Segment	Segment	Total

Balance at March 31, 2007	$564,675	$267,487	$832,162
Acquisitions	23,830	1,432	25,262
Other adjustments	(71)	—	(71)

Balance at June 30, 2007	$588,434	$268,919	$857,353

     Other intangible assets amounted to $77.9 million and $62.9 million, net of accumulated amortization of $54.8 million and $51.9 million at June 30, 2007 and March 31, 2007, respectively. These intangible assets primarily consist of acquired customer lists which are amortized principally over 7 to 11 years and non-compete agreements entered into in connection with business combinations, which are amortized over the term of the agreements. There are no expected residual values related to these intangible assets. Intangible assets also include a trade name with an indefinite useful life valued at $1 million. Estimated remaining fiscal year amortization expense is as follows: remainder of 2008 — $11.1 million; 2009 — $13 million; 2010 — $10.3 million; 2011 — $10 million; 2012 — $9 million; and $23.5 million thereafter.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(7) INCOME TAXES
     In July 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109, Accounting for Income Taxes,” (“FIN 48”). FIN 48 provides guidance on how a company should recognize, measure and disclose in its financial statements uncertain income tax positions. Under FIN 48, a company should not recognize the financial statement benefit for an uncertain income tax position unless it is “more likely than not” that the position is sustainable.
     The adoption of FIN 48 on April 1, 2007 resulted in the Company recording a $289 thousand incremental liability for unrecognized tax benefits and a corresponding reduction in retained earnings. The Company’s $11 million liability for unrecognized tax benefits includes $2.2 million of accrued interest and penalties. The unrecognized tax benefit, net of the federal income tax benefit, totaled $7 million. The gross liability for unrecorded tax benefits was recorded as a non-current liability and the related deferred federal income tax benefit was recorded as a non-current asset.
     If recognized, all of the unrecognized tax benefits and related interest and penalties would be recorded as a benefit to income tax expense in the consolidated financial statements. Consistent with past practice, the Company will continue to record interest and penalties associated with uncertain tax positions in income tax expense.
     The Company files income tax returns in United States and foreign jurisdictions. The Company also files income tax returns in every state in which the Company does business. The Company is not currently under audit by the IRS and is not under examination in any significant foreign and state and local tax jurisdictions. With limited exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years before 2002.
(8) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
     Accrued expenses and other current liabilities include:

	June 30,	March 31,
(In thousands)	2007	2007
Accrued payroll and employee benefits	$50,765	$71,685
Business insurance reserves	27,201	26,390
Health insurance reserves	8,729	8,446
Accrued interest expense	7,033	4,721
Taxes other than income taxes	19,088	14,771
Cash overdraft	55,032	57,056
Deferred cylinder lease income	23,902	23,067
Other accrued expenses and current liabilities	43,086	35,139

	$234,836	$241,275

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(9) INDEBTEDNESS
     Long-term debt consists of:

	June 30,	March 31,
(In thousands)	2007	2007
Revolving credit borrowings	$796,729	$489,398
Term loans	555,000	577,500
Money market loans	30,000	30,000
Senior subordinated notes	150,000	150,000
Acquisition and other notes	24,634	17,440
National Welders debt	83,414	85,677

Total long-term debt	1,639,777	1,350,015
Less current portion of long-term debt	(41,773)	(40,296)

Long-term debt, excluding current portion	$1,598,004	$1,309,719

     The aggregate maturities of long-term debt at June 30, 2007 are as follows:

(In thousands)	Debt Maturities

June 30, 2008	$41,773
March 31, 2009	77,536
March 31, 2010	172,142
March 31, 2011	238,530
March 31, 2012	958,956
Thereafter	150,840

$1,639,777

Revolving Credit Borrowings and Term Loan
     As of June 30, 2007, the Company maintains a senior credit facility with a syndicate of lenders. The $1.6 billion senior unsecured credit facility (the “Credit Facility”) permits the Company to borrow up to $966 million under a U.S. dollar revolving credit line, up to C$40 million (U.S. $37 million) under a Canadian dollar revolving credit line and up to $600 million under two or more term loans. The Company used borrowings under the term loan provision of the Credit Facility to finance the $100 million maturity of its 7.75% medium-term notes on September 15, 2006. The remaining $500 million term loan was used to finance the Linde bulk gas acquisition that closed on March 9, 2007. The Credit Facility will mature on July 25, 2011.
     As of June 30, 2007, the Company had approximately $1,352 million of borrowings under the Credit Facility: $774 million under the U.S. dollar revolver, C$25 million (U.S. $23 million) under the Canadian dollar revolver and $555 million under the term loans. The term loans are repayable in quarterly installments of $22.5 million through June 30, 2010. The quarterly installments then increase to $71.2 million from September 30, 2010 to June 30, 2011. The Company also had outstanding letters of credit of $34 million issued under the Credit Facility. The U.S. dollar borrowings and the term loans bear interest at the London Interbank Offered Rate (“LIBOR”) plus 75 basis points and the Canadian dollar borrowings bear interest at the Canadian Bankers’ Acceptance Rate plus 75 basis points. As of June 30, 2007, the effective interest rates on the U.S. dollar borrowings, the term loans and Canadian dollar borrowings were 6.11%, 6.11%, and 5.22%, respectively.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(9) INDEBTEDNESS — (Continued)
     As of June 30, 2007, approximately $158 million remained unused under the U.S. dollar revolving credit line and approximately C$15 million (U.S. $14 million) remained unused under the Canadian dollar revolving credit line. As of June 30, 2007, the financial covenants of the Credit Facility do not limit the Company’s ability to borrow on the unused portion of the Credit Facility. The Credit Facility contains customary events of default, including nonpayment and breach of covenants. In the event of default, repayment of borrowings under the Credit Facility may be accelerated.
     The Company’s domestic subsidiaries, exclusive of a bankruptcy remote special purpose entity (the “domestic guarantors”), guarantee the U.S. and Canadian borrowings. The Canadian borrowings are also guaranteed by the Company’s foreign subsidiaries. The guarantees are full and unconditional and are made on a joint and several basis. The Company pledged 100% of the stock of its domestic subsidiaries and 65% of the stock of its foreign subsidiaries as surety for its obligations under the Credit Facility. The Credit Facility provides for the release of the guarantees and collateral if the Company attains an investment grade credit rating and a similar release on all other debt.
Money Market Loans
     The Company has an agreement with a financial institution that provides access to short-term advances not to exceed $30 million for a maximum term of three months. The agreement expires on November 30, 2007, but may be extended subject to renewal provisions contained in the agreement. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At June 30, 2007, the Company had an outstanding advance under the agreement of $30 million for a term of 90 days bearing interest at 5.76%.
     The Company also entered into an agreement with another financial institution that provides access to short-term advances not to exceed $35 million. The advances are generally for overnight or up to seven days. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At June 30, 2007, there were no short-term advances outstanding under this agreement.
Refinancing of National Welders Debt
     Effective July 3, 2007, the Company amended its Credit Facility to increase the size of its U.S. dollar revolving credit line by $100 million to $1,066 million. As discussed in Note 17, National Welders Supply Company (“National Welders”) became a wholly owned subsidiary of the Company on July 3, 2007. Concurrently, the debt of National Welders was refinanced by the Company under the expanded U.S. dollar revolving credit line.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(10) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
     The Company manages its exposure to changes in market interest rates. The Company’s involvement with derivative instruments is limited to highly effective fixed interest rate swap agreements used to manage well-defined interest rate risk exposures. The Company monitors its positions and credit ratings of its counterparties and does not anticipate non-performance by the counterparties. Interest rate swap agreements are not entered into for trading purposes.
     At June 30, 2007, the Company had six fixed interest rate swap agreements with a notional amount of $150 million. These swaps effectively convert $150 million of variable interest rate debt associated with the Company’s Credit Facility to fixed rate debt. At June 30, 2007, two swap agreements with a total notional amount of $50 million required the Company to make fixed interest payments based on a weighted average effective rate of 4.15% and receive variable interest payments from its counterparties based on a weighted average variable rate of 5.32%. The four other swap agreements with a total notional amount of $100 million required the Company to make fixed interest payments based on a weighted average effective rate of 5.39% and receive variable interest payments from its counterparties based on a weighted average variable rate of 5.36%. The remaining terms of each of these swap agreements were between 12 months to 23 months.
     At June 30, 2007, National Welders was a party to one interest rate swap agreement with a notional principal amount of $27 million. The counterparty to the swap agreement is a major financial institution. National Welders is required to make fixed interest payments based on a rate of 5.36% and receive variable interest payments from its counterparty based on one-month LIBOR, which was 5.32% at June 30, 2007. The remaining term of the swap agreement was 23 months. As disclosed in Note 9, the debt of National Welders was refinanced by the Company under its expanded U.S. dollar revolving credit line. With the refinancing, National Welders’ interest rate swap agreement was redesignated as a hedge of a portion of the borrowings under the Company’s U.S. dollar revolving credit line.
     As of August 1, 2007, the Company entered into six additional fixed interest rate swap agreements with a combined notional amount of $200 million. These swaps effectively convert an additional $200 million of variable interest rate debt to fixed interest rate debt. A majority of the Company’s variable rate debt is based on a spread over LIBOR. Based on the Company’s fixed to variable interest rate ratio at August 1, 2007, for every 25 basis point increase in LIBOR, the Company estimates that its annual interest expense would increase approximately $3 million.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(11) STOCKHOLDERS’ EQUITY
     Changes in stockholders’ equity were as follows:

	Shares of
	Common
	Stock $0.01	Treasury
(In thousands of shares)	Par Value	Stock

Balance—March 31, 2007	79,960	1,292
Common stock issuance (a)	558	—

Balance—June 30, 2007	80,518	1,292

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive	Treasury	Comprehensive
(In thousands)	Stock	Par Value	Earnings	Income	Stock	Income
Balance — March 31, 2007	$799	$341,101	$792,433	$4,183	$(13,134)

Cumulative effect adjustment to retained earnings for the adoption of FIN 48			(289)
Net earnings			51,720			51,720
Common stock issuance (a)	6	10,115
Tax benefit from stock option exercises		4,660
Foreign currency translation adjustment				3,031		3,031
Dividends paid on common stock ($0.09 per share)			(7,102)
Stock-based compensation (b)		5,890
Net change in fair value of interest rate swap agreements				809		809
Net tax expense of comprehensive income items				(294)		(294)

Balance — June 30, 2007	$805	$361,766	$836,762	$7,729	$(13,134)	$55,266

(a)	Issuance of common stock for stock option exercises and purchases through the Employee Stock Purchase Plan.

(b)	The Company recognized compensation expense with a corresponding amount recorded to Capital in Excess of Par Value.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(12) STOCK-BASED COMPENSATION
     In accordance with SFAS 123R, Shared-Based Payment, (“SFAS 123R”) the Company recognizes stock-based compensation expense for its stock option plans and Employee Stock Purchase Plan. The Company recorded stock-based compensation of $5.9 million ($4 million after tax) in the three months ended June 30, 2007, compared to $2.7 million ($2 million after tax) in the three months ended June 30, 2006. The pre-tax compensation expense was included in Selling, distribution and administrative expenses in the Consolidated Statements of Earnings. The increase in stock-based compensation expense in the three months ended June 30, 2007 primarily reflected accelerated stock option expense related to retirement eligible employees.
     The Company utilizes the Black-Scholes option pricing model to determine the fair value of stock options under SFAS 123R. The weighted-average grant date fair value of stock options granted during the three months ended June 30, 2007 and 2006 was $15.18 and $13.74, respectively.
Summary of Stock Option Activity
     The following table summarizes the stock option activity during the three months ended June 30, 2007:

	Number of
	Stock Options	Weighted-Average
	(In thousands)	Exercise Price
Outstanding at March 31, 2007	6,883	$19.12
Granted	1,008	$43.65
Exercised	(456)	$15.42
Forfeited	(25)	$25.13

Outstanding at June 30, 2007	7,410	$22.67

Vested or expected to vest at June 30, 2007	6,669	$22.67

Exercisable at June 30, 2007	5,029	$16.61

     A total of 11.8 million shares of common stock were authorized under the 2006 Equity Incentive Plan and predecessor plans, of which 3.5 million shares were available for issuance at June 30, 2007.
     As of June 30, 2007, $26.4 million of total unrecognized compensation expense related to non-vested stock options is expected to be recognized over a weighted-average vesting period of approximately 2 years.
Employee Stock Purchase Plan
     The Company has an Employee Stock Purchase Plan (the “ESPP”) to encourage and assist employees in acquiring an equity interest in the Company. The ESPP is authorized to issue up to 3.5 million shares of Company common stock, of which 1.7 million shares were available for issuance at June 30, 2007. During the three months ended June 30, 2007 and 2006, the Company granted 397 thousand and 94 thousand options to purchase common stock under the ESPP, respectively.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(12) STOCK-BASED COMPENSATION — (Continued)
     Compensation expense under SFAS 123R is measured based on the fair value of the employees’ option to purchase shares of common stock at the grant date and is recognized over the future periods in which the related employee service is rendered. The fair value per share of employee options to purchase shares under the ESPP was $9.57 and $8.36 for the three months ended June 30, 2007 and 2006, respectively. In the three months ended June 30, 2007 and 2006, the Company recognized stock-based compensation expense associated with the ESPP of $1 million and $785 thousand, respectively. The fair value of the employees’ option to purchase shares of common stock was estimated using the Black-Scholes model.
The following table summarizes the activity of the ESPP during the three months ended June 30, 2007.

	Number of
	Purchase Options	Weighted Average
	(In thousands)	Exercise Price
Outstanding at March 31, 2007	103	$30.86
Granted	397	$35.56
Exercised	(103)	$30.86

Outstanding at June 30, 2007	397	$35.56

(13) EARNINGS PER SHARE
     Basic earnings per share is calculated by dividing net earnings by the weighted average number of shares of the Company’s common stock outstanding during the period. Outstanding shares consist of issued shares less treasury stock. Diluted earnings per share is calculated by dividing net earnings by the weighted average common shares outstanding adjusted for the dilutive effect of common stock equivalents related to stock options and the Company’s ESPP. The calculation of diluted earnings per share also assumes the conversion of National Welders’ preferred stock to Airgas common stock.
     The table below presents the computation of basic and diluted earnings per share for the three months ended June 30, 2007 and 2006:

	Three Months Ended
	June 30,
(In thousands, except per share amounts)	2007	2006

Basic Earnings per Share Computation

Numerator
Net earnings	$51,720	$38,652

Denominator
Basic shares outstanding	79,004	77,557

Basic earnings per share	$0.65	$0.50

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     (13) EARNINGS PER SHARE — (Continued)

	Three Months Ended
	June 30,
(In thousands, except per share amounts)	2007	2006
Diluted Earnings per Share Computation
Numerator
Net earnings	$51,720	$38,652
Plus: Preferred stock dividends (1)(2)	711	711
Plus: Income taxes on earnings of National Welders (3)	245	214

Net earnings assuming preferred stock conversion	$52,676	$39,577

Denominator
Basic shares outstanding	79,004	77,557

Incremental shares from assumed conversions:
Stock options and options under the Employee Stock Purchase plan	2,299	2,552
Preferred stock of National Welders (1)	2,327	2,327

Diluted shares outstanding	83,630	82,436

Diluted earnings per share	$0.63	$0.48

(1)	Pursuant to a joint venture agreement between the Company and the holders of the preferred stock of National Welders, the preferred stockholders had the option to exchange their 3.2 million preferred shares of National Welders either for cash at a price of $17.78 per share or to tender them to the joint venture in exchange for approximately 2.3 million shares of Airgas common stock. If Airgas common stock had a market value of $24.45 per share, the stock and cash redemption options are equivalent. Since the average market price of Airgas common stock for each of the periods presented above was in excess of $24.45 per share, the conversion of the preferred stock to Airgas common stock was assumed. On July 3, 2007, the preferred stockholders elected to exchange their preferred shares of National Welders for Airgas common stock (See Note 17).

(2)	Upon the exchange of the preferred stock for Airgas common stock, the 5% preferred stock dividend, recognized as “Minority interest in earnings of consolidated affiliate,” will no longer be paid to the preferred stockholders, resulting in additional net earnings for Airgas.

(3)	The earnings of National Welders for tax purposes were treated as a deemed dividend to Airgas, net of an 80% dividend exclusion. Upon the conversion of National Welders preferred stock to Airgas common stock, National Welders will become a wholly owned subsidiary of Airgas. As a wholly owned subsidiary, the net earnings of National Welders will not be subject to additional tax at the Airgas level.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(14) COMMITMENTS, CONTINGENCIES AND UNCERTAINTIES
Litigation
     The Company is involved in various legal and regulatory proceedings that have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the Company’s consolidated financial position, results of operations or liquidity.
(15) SUMMARY BY BUSINESS SEGMENT
     Information related to the Company’s continuing operations by business segment for the three months ended June 30, 2007 and 2006 is as follows:

	Three Months Ended				Three Months Ended
	June 30, 2007				June 30, 2006
(In thousands)	Dist.	All Other Ops.	Elim.	Total	Dist.	All Other Ops.	Elim.	Total
Gas and rent	$411,281	$164,013	$(33,040)	$542,254	$332,004	$117,183	$(14,486)	$434,701
Hardgoods	351,355	22,946	(1,456)	372,845	317,249	22,602	(1,516)	338,335

Total net sales	762,636	186,959	(34,496)	915,099	649,253	139,785	(16,002)	773,036

Cost of products sold, excluding deprec. expense	381,996	90,478	(34,496)	437,978	331,595	67,626	(16,002)	383,219
Selling, distribution and administrative expenses	258,822	62,590	—	321,412	229,883	46,094	—	275,977
Depreciation	30,344	11,221	—	41,565	25,825	7,337	—	33,162
Amortization	2,085	822	—	2,907	1,309	463	—	1,772

Operating income	$89,389	$21,848	$—	$111,237	$60,641	$18,265	$—	$78,906

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(16) SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid for interest and income taxes was as follows:

	Three Months Ended
	June 30,
(In thousands)	2007	2006
Interest paid	$14,615	$15,687
Discount on securitization	4,119	3,336
Income taxes (net of refunds)	1,408	2,790
     Prior to the National Welders exchange transaction (See Note 17), cash flows, in excess of a management fee, associated with the Company’s consolidated affiliate, National Welders, were not available for the general use of the Company. Rather, these cash flows were used by National Welders for operations, capital expenditures, acquisitions, and to satisfy financial obligations, which were non-recourse to the Company. The following reflects the sources and uses of cash associated with National Welders for each period presented:

	Three Months Ended
	June 30,
(In thousands)	2007	2006
Net cash provided by operating activities	$7,289	$7,601
Net cash used in investing activities	(5,351)	(2,722)
Net cash used in financing activities	(1,977)	(4,434)

Change in cash	(39)	445

Management fee paid to the Company, which is eliminated in consolidation	$411	$331

(17) SUBSEQUENT EVENTS
National Welders Exchange Transaction
     Pursuant to a definitive agreement reached by the Company with the preferred stockholders of the National Welders joint venture on July 3, 2007, the Company issued 2.471 million shares of Airgas common stock to the preferred stockholders in exchange for all 3.2 million preferred shares of National Welders. Upon the exchange, National Welders, a consolidated joint venture, became a wholly owned subsidiary of Airgas. Under the terms of the National Welders joint venture agreement, the preferred stockholders had the option through June 2009 to redeem their preferred shares for cash at a price of $17.78 per share or to exchange them for 2.327 million shares of Airgas common stock. The 2.471 million shares of Airgas common stock issued to the preferred stockholders included 144 thousand shares as additional consideration to induce the preferred stockholders to consummate the exchange transaction prior to June 2009. In the quarter ending September 30, 2007, the Company will recognize a one-time after-tax charge of $2.7 million, or $0.03 per diluted share, as a result of the transaction. The one-time, non-cash charge reflects the additional consideration paid to the preferred stockholders to consummate the exchange transaction, offset by a tax benefit recognized with the reversal of deferred tax liabilities associated with National Welders becoming a wholly owned subsidiary. The net after-tax charge will be reflected in the Consolidated Statement of Earnings as “minority interest in earnings of consolidated affiliate.”

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(17) SUBSEQUENT EVENTS — (Continued)
     Since 1996, the Company owned 100% of the National Welders joint venture’s common stock, which represented a 50% voting interest. The Turner family and other owners of National Welders preferred stock held the balance of the voting interest and received a 5% annual preferred dividend. The preferred dividend was recognized in the Consolidated Statement of Earnings as “minority interest in earnings of consolidated affiliate.” The preferred dividend will be discontinued as a result of the exchange transaction.
     In connection with the National Welders exchange transaction, the Company amended its Credit Facility to increase the size of its U.S. dollar revolving credit line by $100 million to $1,066 million. The amendment to the Credit Facility provided additional borrowing capacity to the Company to refinance National Welders’ debt of $87.5 million.
Interest Rate Swap Agreements
     As of August 1, 2007, the Company entered into six additional fixed interest rate swap agreements with a combined notional amount of $200 million. These swaps effectively convert an additional $200 million of variable interest rate debt to fixed interest rate debt. A majority of the Company’s variable rate debt is based on a spread over LIBOR. Based on the Company’s fixed to variable interest rate ratio at August 1, 2007, for every 25 basis point increase in LIBOR, the Company estimates that its annual interest expense would increase approximately $3 million.
Dividend Declaration
     On August 7, 2007, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.09 per share payable September 28, 2007 to stockholders of record as of September 14, 2007.
(18) SUPPLEMENTARY CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF SUBSIDIARY GUARANTORS
     The obligations of the Company under its senior subordinated notes (the “Notes”) are guaranteed by the Company’s domestic subsidiaries (the “Guarantors”). The guarantees are made fully and unconditionally on a joint and several basis. The Company’s National Welders joint venture, foreign holdings and bankruptcy remote special purpose entity (the “Non-guarantors”) are not guarantors of the Notes. The claims of the creditors of the Non-guarantors have priority over the rights of the Company to receive dividends or distributions from the Non-guarantors. As disclosed in Note 17, National Welders became a wholly owned subsidiary of the Company on July 3, 2007. Effective August 3, 2007, National Welders became a guarantor of the Notes. As of June 30, 2007 and March 31, 2007, National Welders had total assets of $304 million and $303 million and generated cash from operations for the three months ended June 30, 2007 and 2006 of $7.3 million and $7.6 million, respectively.
     Presented below is supplementary condensed consolidating financial information for the Company, the Guarantors and the Non-guarantors as of June 30, 2007 and March 31, 2007 and for the three months ended June 30, 2007 and 2006.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Balance Sheet
June 30, 2007

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

ASSETS
Current Assets
Cash	$—	$35,010	$6,511	$—	$41,521
Trade receivables, net	—	9,137	226,190	—	235,327
Intercompany receivable/(payable)	—	55,114	(55,114)	—	—
Inventories, net	—	275,544	20,774	—	296,318
Deferred income tax asset, net	9,888	10,383	(1,370)	—	18,901
Prepaid expenses and other current assets	6,963	33,626	6,963	—	47,552

Total current assets	16,851	418,814	203,954	—	639,619

Plant and equipment, net	16,104	1,879,520	214,227	—	2,109,851
Goodwill	—	767,420	89,933	—	857,353
Other intangible assets, net	—	72,666	5,253	—	77,919
Investments in subsidiaries	2,745,835	—	—	(2,745,835)	—
Other non-current assets	18,493	6,586	2,921	—	28,000

Total assets	$2,797,283	$3,145,006	$516,288	$(2,745,835)	$3,712,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$1,064	$146,648	$15,182	$—	$162,894
Accrued expenses and other current liabilities	75,889	130,949	27,998	—	234,836
Current portion of long-term debt	30,000	6,985	4,788	—	41,773

Total current liabilities	106,953	284,582	47,968	—	439,503

Long-term debt, excluding current portion	1,478,900	14,916	104,188	—	1,598,004
Deferred income tax liability, net	(12,288)	344,197	46,357	—	378,266
Intercompany (receivable)/payable	15,416	108,878	(124,294)	—	—
Other non-current liabilities	14,374	24,369	7,107	—	45,850
Minority interest in affiliate	—	—	57,191	—	57,191
Commitments and contingencies

Stockholders’ Equity
Preferred stock, no par value	—	—	—	—	—
Common stock, par value $0.01 per share	805	—	—	—	805
Capital in excess of par value	361,766	1,411,260	71,953	(1,483,213)	361,766
Retained earnings	836,762	955,572	300,203	(1,255,775)	836,762
Accumulated other comprehensive income	7,729	1,232	5,985	(7,217)	7,729
Treasury stock	(13,134)	—	(370)	370	(13,134)

Total stockholders’ equity	1,193,928	2,368,064	377,771	(2,745,835)	1,193,928

Total liabilities and stockholders’ equity	$2,797,283	$3,145,006	$516,288	$(2,745,835)	$3,712,742

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Balance Sheet
March 31, 2007

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

ASSETS
Current Assets
Cash	$—	$24,652	$1,279	$—	$25,931
Trade receivables, net	—	8,885	184,779	—	193,664
Intercompany receivable/(payable)	—	1,177	(1,177)	—	—
Inventories, net	—	232,790	17,518	—	250,308
Deferred income tax asset, net	22,342	10,383	(1,721)	—	31,004
Prepaid expenses and other current assets	17,878	27,156	3,558	—	48,592

Total current assets	40,220	305,043	204,236	—	549,499

Plant and equipment, net	15,990	1,642,278	207,150	—	1,865,418
Goodwill	—	742,114	90,048	—	832,162
Other intangible assets, net	—	58,037	4,898	—	62,935
Investments in subsidiaries	2,558,871	—	—	(2,558,871)	—
Other non-current assets	8,408	12,176	2,859	—	23,443

Total assets	$2,623,489	$2,759,648	$509,191	$(2,558,871)	$3,333,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$849	$129,179	$16,357	$—	$146,385
Accrued expenses and other current liabilities	89,651	128,366	23,258	—	241,275
Current portion of long-term debt	30,000	5,915	4,381	—	40,296

Total current liabilities	120,500	263,460	43,996	—	427,956

Long-term debt, excluding current portion	1,198,400	9,910	101,409	—	1,309,719
Deferred income tax liability, net	(3,704)	333,599	43,351	—	373,246
Intercompany (receivable)/payable	176,448	(70,778)	(105,670)	—	—
Other non-current liabilities	6,463	25,712	7,788	—	39,963
Minority interest in affiliate	—	—	57,191	—	57,191
Commitments and contingencies

Stockholders’ Equity
Preferred stock, no par value	—	—	—	—	—
Common stock, par value $0.01 per share	799	—	—	—	799
Capital in excess of par value	341,101	1,294,816	71,952	(1,366,768)	341,101
Retained earnings	792,433	902,320	286,138	(1,188,458)	792,433
Accumulated other comprehensive income	4,183	609	3,406	(4,015)	4,183
Treasury stock	(13,134)	—	(370)	370	(13,134)

Total stockholders’ equity	1,125,382	2,197,745	361,126	(2,558,871)	1,125,382

Total liabilities and stockholders’ equity	$2,623,489	$2,759,648	$509,191	$(2,558,871)	$3,333,457

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Consolidating Statement of Earnings
Three Months Ended
June 30, 2007

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

Net Sales	$—	$847,193	$67,906	$—	$915,099
Costs and Expenses:
Cost of products sold (excluding depreciation)	—	410,089	27,889	—	437,978
Selling, distribution and administrative expenses	3,540	288,798	29,074	—	321,412
Depreciation	1,233	35,341	4,991	—	41,565
Amortization	15	2,706	186	—	2,907

Operating Income (Loss)	(4,788)	110,259	5,766	—	111,237

Interest expense, net	(19,139)	(12)	(1,357)	—	(20,508)
(Discount) gain on securitization of trade receivables	—	(22,662)	18,543	—	(4,119)
Other income (expense), net	294	(482)	104	—	(84)

Earnings (loss) before income taxes and minority interest	(23,633)	87,103	23,056	—	86,526
Income tax benefit (expense)	8,096	(33,853)	(8,338)	—	(34,095)
Minority interest in earnings of consolidated affiliate	—	—	(711)	—	(711)
Equity in earnings of subsidiaries	67,257	—	—	(67,257)	—

Net Earnings	$51,720	$53,250	$14,007	$(67,257)	$51,720

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Consolidating Statement of Earnings
Three Months Ended
June 30, 2006

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

Net Sales	$—	$708,570	$64,466	$—	$773,036
Costs and Expenses:
Cost of products sold (excluding depreciation)	—	355,660	27,559	—	383,219
Selling, distribution and administrative expenses	841	247,715	27,421	—	275,977
Depreciation	1,815	26,893	4,454	—	33,162
Amortization	—	1,593	179	—	1,772

Operating Income (Loss)	(2,656)	76,709	4,853	—	78,906

Interest (expense) income, net	(18,747)	6,170	(1,099)	—	(13,676)
(Discount) gain on securitization of trade receivables	—	(20,923)	17,587	—	(3,336)
Other income (expense), net	(91)	251	53	—	213

Earnings (loss) before income taxes and minority interest	(21,494)	62,207	21,394	—	62,107
Income tax benefit (expense)	7,308	(21,669)	(8,383)	—	(22,744)
Minority interest in earnings of consolidated affiliate	—	—	(711)	—	(711)
Equity in earnings of subsidiaries	52,838	—	—	(52,838)	—

Net Earnings	$38,652	$40,538	$12,300	$(52,838)	$38,652

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Cash Flows
Three Months Ended
June 30, 2007

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

Net cash provided by (used in) operating activities	$(13,757)	$86,129	$30,155	$—	$102,527

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,353)	(56,855)	(7,665)	—	(65,873)
Proceeds from sale of plant and equipment	6	1,847	153	—	2,006
Business acquisitions and holdback settlements	—	(317,451)	—	—	(317,451)
Other, net	3,533	(1,248)	(2,605)	—	(320)

Net cash provided by (used in) investing activities	2,186	(373,707)	(10,117)	—	(381,638)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	440,778	12,162	20,205	—	473,145
Repayment of debt	(160,278)	(6,086)	(17,019)	—	(183,383)
Minority interest in earnings	—	—	(711)	—	(711)
Proceeds from the exercise of stock options	6,945	—	—	—	6,945
Tax benefit realized from the exercise of stock options	4,660	—	—	—	4,660
Stock issued for Employee Stock Purchase Plan	3,171	—	—	—	3,171
Dividends paid to stockholders	(7,102)	—	—	—	(7,102)
Change in cash overdraft	—	(3,021)	997	—	(2,024)
Inter-company	(276,603)	291,710	(18,278)	—	—

Net cash provided by (used in) financing activities	11,571	297,936	(14,806)	—	294,701

CHANGE IN CASH	$—	$10,358	$5,232	$—	$15,590
Cash — Beginning of period	—	24,652	1,279	—	25,931

Cash — End of period	$—	$35,010	$6,511	$—	$41,521

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Cash Flows
Three Months Ended
June 30, 2006

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

Net cash provided by (used in) operating activities	$(46,490)	$92,657	$(5,985)	$—	$40,182

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(947)	(54,883)	(6,874)	—	(62,704)
Proceeds from sale of plant and equipment	—	877	386	—	1,263
Business acquisitions and holdback settlements	—	(5,234)	1,420	—	(3,814)
Other, net	1,566	5	(1,079)	—	492

Net cash provided by (used in) investing activities	619	(59,235)	(6,147)	—	(64,763)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	149,467	2,363	14,389	—	166,219
Repayment of debt	(131,149)	(2,518)	(18,343)	—	(152,010)
Minority interest in earnings	—	—	(711)	—	(711)
Stock issued for Employee Stock Purchase Plan	—	2,822	—	—	2,822
Proceeds from exercise of stock options	4,799	—	—	—	4,799
Dividends paid to stockholders	(5,433)	—	—	—	(5,433)
Change in cash overdraft	7,231	—	(203)	—	7,028
Inter-company	20,956	(39,091)	18,135	—	—

Net cash provided by (used in) financing activities	45,871	(36,424)	13,267	—	22,714

CHANGE IN CASH	$—	$(3,002)	$1,135	$—	$(1,867)
Cash — Beginning of period	—	30,061	4,924	—	34,985

Cash — End of period	$—	$27,059	$6,059	$—	$33,118

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
     Airgas, Inc. (the “Company”) had net sales for the quarter ended June 30, 2007 (“current quarter”) of $915 million compared to $773 million for the prior year quarter ended June 30, 2006 (“prior year quarter”). Net sales increased by 18% driven by strong same-store sales growth and the impact of acquisitions. Same-store sales growth contributed 7% to the increase in total sales, driven by both volume and pricing gains. Higher sales volumes resulted from the continued strength of the industrial economy, the strong non-residential construction environment, and the continued success of the Company’s growth initiatives. Price increases were initiated in response to rising product, operating and distribution costs. Acquisitions continue to be an important component of the Company’s growth contributing 11% to the overall increase in net sales. The operating income margin expanded 200 basis points in the current quarter to 12.2% compared to 10.2% in the prior year quarter reflecting continued operating leverage and the impact of the March 2007 acquisition of the divested U.S. bulk gas assets of Linde AG (“Linde”). Solid sales growth and operating expense discipline resulted in net earnings of $51.7 million, or $0.63 per diluted share, compared to $38.7 million, or $0.48 per diluted share, in the prior year quarter. The prior year quarter included a $0.02 per diluted share benefit from a change in state income tax law.
Acquisitions
     During the three months ended June 30, 2007, the Company completed four acquisitions with combined annual sales of approximately $360 million. The most significant of these was the June 30, 2007 acquisition of most of Linde’s U.S. packaged gas business for $310 million in cash and certain assumed liabilities. The acquired packaged gas operations generated $346 million in annual sales during calendar year 2006. The Consolidated Financial Statements under Item 1 reflect the assets and liabilities of the acquired business as of June 30, 2007. Due to the timing of the acquisition, no revenues or expenses of the acquired operations were reflected in the Consolidated Statement of Earnings.
National Welders Exchange Transaction
     On July 3, 2007, the preferred stockholders of National Welders Supply Company (“National Welders”) exchanged their preferred shares of National Welders for 2.47 million shares of Airgas common stock. Upon the exchange, National Welders, a consolidated joint venture, became a wholly owned subsidiary of Airgas. Airgas owned 100% of the joint venture’s common stock, with a 50% voting interest. The Turner family and other owners of National Welders preferred stock held the balance of the voting interest and received a 5% annual preferred stock dividend. In the quarter ending September 30, 2007, Airgas will recognize a one-time after-tax charge of $2.7 million, or $0.03 per diluted share, as a result of the transaction.
Financing
     In connection with the National Welders exchange transaction, the Company amended its $1.6 billion senior credit facility to provide for an additional $100 million in borrowing capacity. The additional capacity was used to refinance $87.5 million of National Welders debt. On a consolidated basis, there was no increase in the debt of the Company.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Looking Forward
     Looking forward, the Company expects net earnings for the second quarter ending September 30, 2007 to range from $0.57 to $0.60 per diluted share, including a one-time, non-cash charge of $0.03 per diluted share related to the National Welders exchange and an estimated $0.03 per diluted share of integration expense from the Linde packaged gas acquisition. The Company expects the industrial economy and non-residential construction to continue expanding during the remainder of fiscal 2008 and increased its fiscal 2008 earnings guidance to $2.49 to $2.57 per diluted share, including the $0.03 per share charge related to the National Welders exchange, and a net $0.01 per share dilution from the Linde packaged gas acquisition inclusive of integration expenses. The estimate of fiscal 2008 net earnings anticipates a supportive sales environment and continued benefit from effective management of costs and pricing.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS: THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006
STATEMENT OF EARNINGS COMMENTARY
Net Sales
     Net sales increased 18% in the current quarter compared to the prior year quarter driven by strong same-store sales growth of 7% and acquisition growth of 11%. Same-store sales growth reflected pricing initiatives, volume growth, and strategic product sales gains, driven by the continued strength of the industrial, energy and non-residential construction markets served by the Company. Volume contributed approximately 3% and pricing approximately 4% toward same-store sales growth. The Company estimates same-store sales growth based on a comparison of current period sales to prior period sales, adjusted for acquisitions and divestitures. The pro forma adjustments consist of adding acquired sales to, or subtracting sales of divested operations from, sales reported in the prior period. The table below reflects actual sales and does not include the pro forma adjustments used in calculating the same-store sales metric. The intercompany eliminations primarily represent sales from All Other Operations to the Distribution segment.

	Three Months Ended
Net Sales	June 30,
(In thousands)	2007	2006	Increase
Distribution	$762,636	$649,253	$113,383	17%
All Other Operations	186,959	139,785	$47,174	34%
Intercompany eliminations	(34,496)	(16,002)	$(18,494)

	$915,099	$773,036	$142,063	18%

     The Distribution segment’s principal products include industrial, medical and specialty gases; cylinder and equipment rental; and hardgoods. Industrial, medical and specialty gases are distributed in cylinders and bulk containers. Equipment rental fees are generally charged on cylinders, cryogenic liquid containers, bulk and micro-bulk tanks, tube trailers and welding equipment. Hardgoods consist of welding consumables and equipment, safety products, and maintenance, repair and operating (“MRO”) supplies.
     Distribution segment sales increased 17% compared to the prior year quarter with same-store sales growth of $52 million (7%). Current and prior year acquisitions contributed $61 million (10%), half of which were attributable to the acquired Linde bulk gas customers that are now served by the Distribution segment. The increase in Distribution same-store sales resulted from gas and rent sales growth of $34 million (9%) and higher hardgoods sales of $18 million (6%). Strong same-store sales growth of the Company’s core gas and welding hardgoods business reflected continued broad-based demand from industrial, energy infrastructure and non-residential construction sectors.
     The Distribution segment’s gas and rent same-store sales growth of 9% reflected both price increases and volume growth. Same-store sales of strategic products contributed to growth in sales volumes. Sales of strategic gas products increased 12% in the current quarter driven by bulk, medical and specialty gas sales gains. Bulk gas sales volumes were up as the Company’s strong position as a bulk distributor helped increase the signing of new bulk customer contracts. Medical gas sales growth was attributable to continued success in the hospital sector and the popularity of the Walk-O2-Bout® medical cylinder program. Specialty gas sales growth resulted from the core business of EPA protocol gases, rare gases and specialty gas mixes. Rental revenues benefited from the Company’s rental welder business that generated 20% same-store sales growth in the current quarter. Currently, there is an industry-wide helium shortage. The Company estimates that the constrained sales of helium in the current quarter suppressed gas same-store sales growth by 100 basis points. The Company expects the helium shortage to continue for the foreseeable future.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Hardgoods same-store sales growth of 6% was driven by both volume and price gains. Same-store sales of safety products grew 8% in the current quarter reflecting effective cross-selling of safety products to new and existing customers.
     As a result of the closing of the Linde packaged gas acquisition on June 30, 2007, no revenues or expenses of the acquired operations were reflected in the consolidated statement of earnings. The packaged gas business acquired from Linde, with annual revenues of $346 million, will be a significant contributor to the Distribution segment’s sales growth in the remainder of fiscal 2008.
     The All Other Operations segment consists of the Company’s Gas Operations Division, Airgas Merchant Gases (“AMG”) and National Welders. The Gas Operations Division produces and distributes certain gas products, principally carbon dioxide, dry ice, nitrous oxide, specialty gases, anhydrous ammonia, refrigerants and related supplies, services and equipment. AMG was formed in the fourth quarter of fiscal 2007 with the acquisition of the Linde bulk gas business to manage production, distribution and administrative functions for the acquired air separation plants. National Welders is a producer and distributor of industrial, medical and specialty gases and hardgoods based in Charlotte, North Carolina. All Other Operations’ sales increased $47 million (34%) compared to the prior year quarter resulting from same-store sales growth and acquisitions. Same-store sales growth of 6% was driven by strong sales growth at National Welders as well as sales growth of dry ice and carbon dioxide. Dry ice and liquid carbon dioxide sales growth reflected continued success in the food processing and industrial carbon dioxide markets and with the Company’s nationwide network of Penguin Brand dry ice retail locations. Sales growth from acquisitions was primarily driven by $31 million of sales contributed by AMG, which also drove much of the increase in intercompany sales.
Gross Profits
     Gross profits do not reflect depreciation expense and distribution costs. The Company reflects distribution costs as elements of Selling, Distribution and Administrative Expenses and recognizes depreciation on all its property, plant and equipment on the statement of earnings line item “Depreciation.” Other companies may report certain or all of these costs as elements of their Cost of Products Sold and, as such, the Company’s gross profits discussed below may not be comparable to those of other entities.
     Gross profits increased 22% principally from sales growth and acquisitions. The gross margin in the current quarter increased 170 basis points to 52.1% compared to 50.4% in the prior year quarter, with the increase driven primarily by a favorable shift in product mix toward higher-margin gas and pricing.

	Three Months Ended
Gross Profit	June 30,
(In thousands)	2007	2006	Increase
Distribution	$380,640	$317,658	$62,982	20%
All Other Operations	96,481	72,159	24,322	34%

	$477,121	$389,817	$87,304	22%

     The Distribution segment’s gross profits increased $63 million (20%) compared to the prior year quarter. The Distribution segment’s gross margin was 49.9% versus 48.9% in the prior year quarter. The gross margin increase of 100 basis points reflected the impact of price increases as well as a favorable shift in product mix toward gas and rent, offset slightly by a shift within gas toward lower-margin bulk gases due to the Linde bulk gas acquisition. Gas and rent as a percentage of the Distribution segment’s sales was 53.9% in the current quarter as compared to 51.1% in the prior year quarter, with the shift primarily driven by gas sales from the Linde bulk gas acquisition.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The All Other Operations segment’s gross profits increased $24 million (34%) primarily from strong sales growth at National Welders and sales volume growth of carbon dioxide products. The segment’s gross margin was stable at 51.6%, with a pricing and mix driven improvement at National Welders offset primarily by the addition of the newly formed AMG, which has lower gross margins than the other businesses in the All Other Operations segment. AMG principally acts as an internal wholesale supplier of bulk gases to business units in the Distribution segment.
Operating Expenses
     Selling, distribution and administrative expenses (“SD&A”) consist of labor and overhead associated with the purchasing, marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as legal, treasury, accounting, tax and facility-related expenses.
     As a percentage of net sales, SD&A expense decreased 60 basis points to 35.1% compared to 35.7% in the prior year quarter reflecting improved cost leverage and effective cost management. SD&A expenses increased $45 million (16%) primarily from higher variable expenses associated with the growth in sales volumes and the operating costs of acquired businesses. Acquisitions contributed estimated incremental SD&A expenses of approximately $21 million in the current quarter. The increase in SD&A expense attributable to factors other than acquisitions was $24 million, or an increase of 9%, primarily due to salaries and wages and distribution-related expenses. The increase in salaries and wages reflected increased operational headcounts, wage inflation and overtime to fill cylinders, deliver products and operate facilities to meet increased customer demand. The increase in distribution expenses was attributable to higher fuel and vehicle repair and maintenance costs, which were up approximately $3 million versus the prior year quarter. Higher fuel and maintenance costs were directly related to the increase in miles driven to support sales growth. Diesel fuel prices were relatively stable versus the prior year quarter.
     Depreciation expense of $42 million increased $8 million (25%) compared to the prior year quarter. Acquired businesses contributed depreciation expense of approximately $6 million. The remainder of the increase primarily reflects current and prior year’s capital investments in revenue generating assets to support customer demand, primarily cylinders, bulk tanks and rental welders, as well as the addition of new fill plants and branch stores. Amortization expense of $2.9 million was $1.1 million higher than the prior year quarter driven by the amortization of customer lists and non-compete agreements associated with acquisitions.
Operating Income
     Operating income increased 41% in the current quarter driven by higher sales levels and margin improvement. Improved cost leverage on sales growth and the addition of the higher operating margin Linde bulk gas business were the primary contributors to a 200 basis point increase in the operating income margin to 12.2% compared to 10.2% in the prior year quarter. The successful integration of the Linde bulk gas business contributed approximately 60 basis points of the operating margin improvement, as the acquired bulk gas business generates higher operating margins compared to the packaged gas business.

	Three Months Ended
Operating Income	June 30,
(In thousands)	2007	2006	Increase
Distribution	$89,389	$60,641	$28,748	47%
All Other Operations	21,848	18,265	3,583	20%

	$111,237	$78,906	$32,331	41%

     Operating income in the Distribution segment increased 47% in the current quarter. The Distribution segment’s operating margin increased 240 basis points to 11.7% compared to 9.3% in the prior year quarter. The significant margin improvement was driven by continued operating profit leverage on sales growth, effective management of costs and pricing, and the addition of the Linde bulk gas business, which contributed approximately 70 basis points of the increase in the operating margin.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Operating income in the All Other Operations segment increased 20% compared to the prior year quarter. The increase in operating income was driven by the addition of the newly formed AMG to the segment and strong business momentum at National Welders. The segment’s operating income margin of 11.7% was 140 basis points lower than 13.1% in the prior year quarter. Since AMG principally acts as an internal wholesale supplier of bulk gases to the Distribution segment, AMG’s internal transfer pricing was primarily responsible for the operating income margin decline of the All Other Operations segment.
Interest Expense and Discount on Securitization of Trade Receivables
     Interest expense, net, and the discount on securitization of trade receivables totaled $24.6 million representing an increase of 45% compared to the prior year quarter. The increase resulted from higher average debt levels associated with acquisitions, a larger securitization program and higher weighted-average interest rates related to the Company’s variable rate debt instruments, partially offset by the refinancing of higher fixed rate debt in the prior year.
     The Company participates in a securitization agreement with three commercial banks to sell up to $285 million of qualifying trade receivables. The amount of outstanding receivables under the agreement was $285 million at June 30, 2007 versus $264 million at March 31, 2007. Net proceeds from the sale of trade receivables were used to reduce borrowings under the Company’s revolving credit facilities. The discount on the securitization of trade receivables represents the difference between the carrying value of the receivables and the proceeds from their sale. The amount of the discount varies on a monthly basis depending on the amount of receivables sold and market rates.
     As discussed in “Liquidity and Capital Resources” and in Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” the Company manages its exposure to interest rate risk through participation in interest rate swap agreements. As of August 1, 2007, the Company entered into six additional fixed interest rate swap agreements with a combined notional amount of $200 million. These swaps effectively convert an additional $200 million of variable interest rate debt to fixed interest rate debt. As of August 1, 2007, the Company’s ratio of fixed to variable rate debt was 29% fixed to 71% variable including the effect of the interest rate swap agreements and the trade receivables securitization. A majority of the Company’s variable rate debt is based on a spread over the London Interbank Offered Rate (“LIBOR”). Based on the Company’s fixed to variable interest rate ratio at August 1, 2007, for every 25 basis point increase in LIBOR, the Company estimates that its annual interest expense would increase approximately $3 million.
Income Tax Expense
     The effective income tax rate was 39.4% of pre-tax earnings in the current quarter compared to 36.6% in the prior year quarter. The effective income tax rate in the prior year quarter reflects a one-time tax benefit associated with changes in state income tax law in Texas. The Company expects the overall effective tax rate for fiscal 2008 to range from 39% to 39.5% of pre-tax earnings.
Net Earnings
     Net earnings were $51.7 million, or $0.63 per diluted share, compared to $38.7 million, or $0.48 per diluted share, in the prior year quarter. The prior year quarter included a $0.02 benefit from a change in state income tax law.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
     Net cash provided by operating activities was $103 million in the current quarter compared to $40 million in the prior year quarter. Net earnings adjusted for non-cash items provided cash of $119 million versus $92 million in the prior year quarter. Working capital resulted in a use of cash of $35 million versus a use of $44 million in the prior year quarter. The use of cash for working capital in the current quarter principally reflects a higher level of trade receivables and inventory associated with sales growth and the timing of payments to vendors. The Company also increased the amount of receivables sold under its trade receivables securitization program providing cash of $21 million in the current quarter versus using cash of $10 million in the prior year quarter. Prior to the National Welders exchange transaction, the cash flows of National Welders, in excess of a management fee paid by National Welders to the Company, were not available to the Company. Cash provided by operating activities in the current quarter include $7 million of cash provided by National Welders consistent with the prior year quarter. Consolidated cash flows provided by operating activities were used to fund investing activities, such as capital expenditures and acquisitions.
     Net cash used in investing activities totaled $382 million and primarily consisted of cash used for acquisitions and capital expenditures. Cash of $317 million was paid in the current quarter for four acquisitions, including the acquisition of most of Linde’s U.S. packaged gas business, and holdback settlements. Capital expenditures were $66 million in the current quarter. Capital expenditures reflect investments to support the Company’s sales growth initiatives. The Company continued to invest in its core business purchasing cylinders and bulk tanks. The Company expects that fiscal 2008 capital expenditures will approximate 7% of net sales.
     Financing activities provided net cash of $295 million primarily from net borrowings under the Company’s Credit Facility. The additional borrowings were principally used to fund acquisitions.
Dividends
     On May 8, 2007, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.09 per share, which was paid on June 29, 2007 to stockholders of record as of June 15, 2007. Additionally on August 7, 2007, the Company’s Board of Directors declared a regular quarterly dividend of $0.09 per share payable September 28, 2007 to stockholders of record as of September 14, 2007. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financial Instruments
Revolving Credit Borrowings and Term Loan
     As of June 30, 2007, the Company maintains a senior credit facility with a syndicate of lenders. The $1.6 billion senior unsecured credit facility (the “Credit Facility”) permits the Company to borrow up to $966 million under a U.S. dollar revolving credit line, up to C$40 million (U.S. $37 million) under a Canadian dollar revolving credit line and up to $600 million under two or more term loans. The Company used borrowings under the term loan provision of the Credit Facility to finance the $100 million maturity of its 7.75% medium-term notes on September 15, 2006. The remaining $500 million term loan was used to finance the Linde bulk gas acquisition that closed on March 9, 2007. The Credit Facility will mature on July 25, 2011.
     As of June 30, 2007, the Company had approximately $1,352 million of borrowings under the Credit Facility: $774 million under the U.S. dollar revolving credit line, C$25 million (U.S. $23 million) under the Canadian dollar revolving credit line and $555 million under the term loans. The term loans are repayable in quarterly installments of $22.5 million through June 30, 2010. The quarterly installments then increase to $71.2 million from September 30, 2010 to maturity on June 30, 2011. The Company also had letters of credit of $34 million outstanding under the Credit Facility. The U.S. dollar borrowings and the term loans bear interest at LIBOR plus 75 basis points and the Canadian dollar borrowings bear interest at the Canadian Bankers’ Acceptance Rate plus 75 basis points. As of June 30, 2007, the effective interest rates on the U.S. dollar borrowings, the term loans and Canadian dollar borrowings were 6.11%, 6.11%, and 5.22%, respectively.
     As of June 30, 2007, approximately $158 million remained unused under the U.S. dollar revolving credit line and approximately C$15 million (U.S. $14 million) remained unused under the Canadian dollar revolving credit line. As of June 30, 2007, the financial covenants of the Credit Facility do not limit the Company’s ability to borrow the unused portion of the Credit Facility. The Credit Facility contains customary events of default, including nonpayment and breach of covenants. In the event of default, repayment of borrowings under the Credit Facility may be accelerated.
     The Company’s domestic subsidiaries, exclusive of a bankruptcy remote special purpose entity (the “domestic guarantors”), guarantee the U.S. and Canadian borrowings. The Canadian borrowings are also guaranteed by the Company’s foreign subsidiaries. The guarantees are full and unconditional and are made on a joint and several basis. The Company has pledged 100% of the stock of its domestic subsidiaries and 65% of the stock of its foreign subsidiaries as surety for its obligations under the Credit Facility. The Credit Facility provides for the release of the guarantees and collateral if the Company attains an investment grade credit rating and a similar release on all other debt.
Money Market Loans
     The Company has an agreement with a financial institution that provides access to short-term advances not to exceed $30 million for a maximum term of three months. The agreement expires on November 30, 2007, but may be extended subject to renewal provisions contained in the agreement. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At June 30, 2007, the Company had an outstanding advance under the agreement of $30 million for a term of 90 days bearing interest at 5.76%.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The Company also entered into an agreement with another financial institution that provides access to short-term advances not to exceed $35 million. The advances are generally for overnight or up to seven days. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At June 30, 2007, there were no short-term advances outstanding under this agreement.
Senior Subordinated Notes
     At June 30, 2007, the Company had $150 million of senior subordinated notes (the “2004 Notes”) outstanding with a maturity date of July 15, 2014. The 2004 Notes bear interest at a fixed annual rate of 6.25%, payable semi-annually on January 15 and July 15 of each year. The 2004 Notes have an optional redemption provision, which permits the Company, at its option, to call the 2004 Notes at scheduled dates and prices. The first scheduled optional redemption date is July 15, 2009 at a price of 103.125% of the principal amount.
     The 2004 Notes contain covenants that could restrict the payment of dividends, the repurchase of common stock, the issuance of preferred stock, and the incurrence of additional indebtedness and liens. The 2004 Notes are fully and unconditionally guaranteed jointly and severally, on a subordinated basis, by each of the wholly owned domestic guarantors under the revolving credit facilities. The stock of the Company’s domestic subsidiaries is also pledged to the note holders on a subordinated basis.
Acquisition and Other Notes
     The Company’s long-term debt also included acquisition and other notes principally consisting of notes issued to sellers of businesses acquired and are repayable in periodic installments. At June 30, 2007, acquisition and other notes totaled approximately $25 million with interest rates ranging from 4% to 8.5%.
Refinancing of National Welders Debt
     Effective July 3, 2007, the Company amended its Credit Facility to increase the size of its U.S. dollar revolving credit line by $100 million to $1,066 million. As discussed in Note 17 to the Consolidated Financial Statements included under Item 1 “Financial Statements”, National Welders became a wholly owned subsidiary of the Company on July 3, 2007. Concurrently, the debt of National Welders was refinanced by the Company under the expanded U.S. dollar revolving credit line.
Trade Receivables Securitization
     The Company participates in a securitization agreement with three commercial banks to sell up to $285 million of qualifying trade receivables. The agreement expires in March 2010, but may be renewed subject to provisions contained in the agreement. During the three months ended June 30, 2007, the Company sold, net of its retained interest, $729 million of trade receivables and remitted to bank conduits, pursuant to a servicing agreement, $708 million in collections on those receivables. The net proceeds were used to reduce borrowings under the Company’s revolving credit facilities. The amount of outstanding receivables under the agreement was $285 million at June 30, 2007 and $264 million at March 31, 2007, respectively.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Interest Rate Swap Agreements
     The Company manages its exposure to changes in market interest rates. At June 30, 2007, the Company had six fixed interest rate swap agreements with a notional amount of $150 million. These swaps effectively convert $150 million of variable interest rate debt associated with the Company’s Credit Facility to fixed rate debt. At June 30, 2007, two swap agreements with a total notional amount of $50 million required the Company to make fixed interest payments based on a weighted average effective rate of 4.15% and receive variable interest payments from its counterparties based on a weighted average variable rate of 5.32%. The four other swap agreements with a total notional amount of $100 million required the Company to make fixed interest payments based on a weighted average effective rate of 5.39% and receive variable interest payments from its counterparties based on a weighted average variable rate of 5.36%. The remaining terms of each of these swap agreements are between 12 months to 23 months. The Company monitors its positions and the credit ratings of its counterparties and does not anticipate non-performance by the counterparties.
     At June 30, 2007, National Welders was a party to one interest rate swap agreement with a notional principal amount of $27 million. The counterparty to the swap agreement is a major financial institution. National Welders is required to make fixed interest payments of 5.36% and receive variable interest payments from its counterparty based on one month LIBOR, which was 5.32% at June 30, 2007. The remaining term of the swap agreement was 23 months. The debt of National Welders was refinanced by the Company under its expanded U.S. dollar revolving credit line. With the refinancing, National Welders’ interest rate swap agreement was redesignated as a hedge of a portion of the borrowings under the Company’s U.S. dollar revolving credit line.
     As of August 1, 2007, the Company entered into six additional fixed interest rate swap agreements with a combined notional amount of $200 million. These swaps effectively convert an additional $200 million of variable interest rate debt to fixed interest rate debt. As of August 1, 2007, the Company’s ratio of fixed to variable rate debt was 29% fixed to 71% variable including the effect of the interest rate swap agreements and the trade receivables securitization. A majority of the Company’s variable rate debt is based on a spread over LIBOR. Based on the Company’s fixed to variable interest rate ratio at August 1, 2007, for every 25 basis point increase in LIBOR, the Company estimates that its annual interest expense would increase approximately $3 million.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Contractual Obligations and Off-Balance Sheet Arrangements
     The following table presents the Company obligations and off-balance sheet arrangements as of June 30, 2007.

(In thousands)		Payments Due by Period
		Remainder
Contractual and Off-Balance Sheet		of fiscal	1 to 3	3 to 5	More than
Obligations	Total	2008 (a)	Years (a)	Years (a)	5 Years (a)

Obligations reflected on the June 30, 2007 Consolidated Balance Sheet:
Long-term debt (1)	$1,639,777	$41,478	$249,973	$1,197,486	$150,840
Estimated interest payments on long-term debt (2)	371,164	74,564	175,000	102,500	19,100
Estimated payments (receipts) on interest rate swap agreements (3)	(1,100)	(400)	(700)	—	—

Off-balance sheet obligations as of June 30, 2007:
Operating leases (4)	197,958	44,817	90,826	49,546	12,769
Trade receivables securitization (5)	285,000	—	285,000	—	—
Estimated discount on securitization (6)	44,000	12,000	32,000	—	—
Letters of credit (7)	34,351	34,351	—	—	—
Purchase obligations:
Liquid bulk gas supply agreements (8)	811,251	92,730	178,596	164,538	375,387
Liquid carbon dioxide supply agreements (9)	176,076	11,985	23,700	17,851	122,540
Ammonia supply agreements (10)	82,940	13,852	34,544	34,544	—
Other purchase commitments (11)	39,716	12,841	11,562	7,983	7,330
Construction commitments (12)	57,002	36,838	20,164	—	—

Total	$3,738,135	$375,056	$1,100,665	$1,574,448	$687,966

(a)	The “Remainder of fiscal 2008” column relates to obligations due through March 31, 2008. The “1 to 3 years” column relates to obligations due in fiscal years ending March 31, 2009 and 2010. The “3 to 5 years” column relates to obligations due in fiscal years ending March 31, 2011 and 2012. The “More than 5 years” column relates to obligations due in fiscal years ended March 31, 2013 and beyond. See Note 9 to the Consolidated Financial Statements under Item 1 for more information regarding long-term debt instruments.

1)	Aggregate long-term debt instruments are reflected in the Consolidated Balance Sheet as of June 30, 2007. Long-term debt includes capital lease obligations, which were not material and, therefore, did not warrant separate disclosure.

2)	The future interest payments on the Company’s long-term debt obligations were estimated based on the current outstanding principal reduced by scheduled maturities in each period presented and interest rates as of June 30, 2007. The estimated interest payments may differ materially from those presented above based on actual amounts of long-term debt outstanding and actual interest rates in future periods.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

3)	Payments or receipts under interest rate swap agreements result from changes in market interest rates compared to contractual rates and payments to be exchanged between the parties to the agreements. The estimated receipts in future periods were determined based on interest rates as of June 30, 2007. Actual receipts or payments may differ materially from those presented above based on actual interest rates in future periods.

4)	The Company’s operating leases at June 30, 2007 include approximately $153 million in fleet vehicles under long-term operating leases. The Company guaranteed a residual value of $27 million related to its leased vehicles. The Company did not include the effect of any operating leases acquired with the U.S. packaged gas business of Linde on June 30, 2007.

5)	The Company participates in a securitization agreement with three commercial banks to sell up to $285 million of qualifying trade receivables. The agreement expires in March 2010, but may be renewed subject to provisions contained in the agreement. Under the securitization agreement, on a monthly basis, trade receivables are sold to three commercial banks through a bankruptcy-remote special purpose entity. Proceeds received from the sale of receivables were used by the Company to reduce its borrowings on its Credit Facility. The securitization agreement is a form of off-balance sheet financing.

6)	The discount on the securitization of trade receivables represents the difference between the carrying value of the receivables and the proceeds from their sale. The amount of the discount varies on a monthly basis depending on the amount of receivables sold and market interest rates. The estimated discount in future periods is based on receivables sold and interest rates as of June 30, 2007. The actual discount recognized in future periods may differ materially from those presented above based on actual amounts of receivables sold and market rates.

7)	Letters of credit are guarantees of payment to third parties. The Company’s letters of credit principally back obligations associated with the Company’s self-insured retention on workers’ compensation, automobile and general liability claims. Letters of credit are issued under the Company’s Credit Facility.

8)	In addition to the gas volumes supplied by the recently formed Airgas Merchant Gases, the Company purchases industrial, medical and specialty gases pursuant to requirements contracts from national and regional producers of industrial gases. The Company has a long-term take-or-pay supply agreement, in effect through September 1, 2017, under which Air Products and Chemicals, Inc. (“Air Products”) will supply at least 35% of the Company’s bulk liquid nitrogen, oxygen and argon requirements, exclusive of the volumes produced by the Company and those purchased under the Linde supply agreements noted below. Additionally, the Company purchases helium under the terms of the supply agreement. Based on the volume of fiscal 2007 purchases, the Air Products supply agreement represents approximately $50 million annually in liquid bulk gas purchases. The purchase commitments for future periods contained in the table above reflect estimates based on fiscal 2007 purchases.

The Company and Linde AG entered into a long-term take-or-pay supply agreement to purchase oxygen, nitrogen and argon. The agreement will expire in July 2019 and represents approximately $3 million in annual bulk gas purchases. In September and October 2006, the Company and Linde AG entered into long-term take-or-pay supply agreements to purchase helium. The total annual commitment amount under the Linde agreements is approximately $24 million.

The Company also participates in a long-term agreement with Praxair to swap production of bulk nitrogen, oxygen, and argon through 2014. The Praxair agreement represents approximately $6 million annually.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Concurrent with the acquisition of most of the U.S. packaged gas business of Linde, the Company entered into a supply agreement under which the Company is obligated to purchase from Linde monthly volumes of argon for a term of five years and acetylene for a term of three years. The agreement contains provisions for quarterly price adjustments. Based on the pricing in effect at June 30, 2007, the annual purchase commitment is approximately $2.4 million.

The supply agreements noted above contain periodic adjustments based on certain economic indices and market analysis. The Company believes the minimum product purchases under the agreements are within the Company’s normal product purchases. Actual purchases in future periods under the supply agreements could differ materially from those presented in the table due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions.

9)	The Company is a party to long-term take-or-pay supply agreements for the purchase of liquid carbon dioxide. The purchase commitments for future periods contained in the table above reflect estimates based on fiscal 2007 purchases. The Company believes the minimum product purchases under the agreements are within the Company’s normal product purchases. Actual purchases in future periods under the carbon dioxide supply agreements could differ materially from those presented in the table due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions. Certain of the liquid carbon dioxide supply agreements contain market pricing subject to certain economic indices.

10)	The Company purchases ammonia from a variety of sources. With one of those sources, the Company has minimum purchase commitments under supply agreements, which is perpetual pending a 180-day written notification of termination from either party.

11)	Other purchase commitments primarily include property, plant and equipment expenditures.

12)	Construction commitments represent outstanding commitments to customers to build and operate air separation plants in New Carlisle, IN and Carrollton, KY, which are expected to begin operating in the fall of 2008 and the spring of 2009, respectively.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OTHER
New Accounting Pronouncements
     In September 2006, the Financial and Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. The standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to the fair value requirements as applicable in other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on the consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that election within the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157, Fair Value Measurements. The Company is currently evaluating the requirements of SFAS No. 159 and has not yet determined the impact on the consolidated financial statements.
Forward-looking Statements
     This report contains statements that are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements regarding: the Company’s expectation that net earnings for the second quarter ending September 30, 2007 will range from $0.57 to $0.60 per diluted share, including a charge of $0.03 per diluted share related to the National Welders exchange and $0.03 per diluted share of integration expense from the Linde package gas acquisition; the Company’s expectation that net earnings in fiscal 2008 will range from $2.49 to $2.57 per diluted share, including a charge of $0.03 per diluted share related to the National Welders exchange and a net $0.01 per share dilution from the Linde packaged gas acquisitions; the Company’s expectation that the industrial economy and non-residential construction will continue expanding during the remainder of fiscal 2008; the ability to effectively manage costs and pricing in fiscal 2008; the Company’s expectation that the helium shortage will continue for the foreseeable future; the Company’s expectation that the packaged gas business acquired from Linde will be a significant contributor to the Distribution segment’s sales growth in the remainder of fiscal 2008; the Company’s ability to manage its exposure to interest rate risk through the use of interest rate swap agreements; the performance of counterparties under interest rate swap agreements; based on the Company’s fixed to variable interest rate ratio as of August 1, 2007, the estimate that for every 25 basis point increase in LIBOR, annual interest expense will increase approximately $3 million; the Company’s expectation that capital expenditures will approximate 7% of net sales in fiscal 2008 and that its overall effective tax rate for fiscal 2008 will range from 39% to 39.5%; the future payment of dividends; the timing of when the New Carlisle, IN and Carrollton, KY air separation plants will begin operating; the estimate of future interest payments on the Company’s long-term debt obligations; the estimate of future payments or receipts under interest rate swap agreements; the estimate of future purchase commitments; and the Company’s belief that the minimum product purchases under supply agreements are within the Company’s normal product purchases.
     These forward-looking statements involve risks and uncertainties. Factors that could cause actual results to differ materially from those predicted in any forward-looking statement include, but are not limited to: the Company’s inability to meet its earnings estimates; higher or lower overall tax rates in fiscal 2008 than that estimated by the Company; increase in debt in future periods and the impact on the Company’s ability to pay and/or grow its dividend; a lack of available financing necessary to invest in growth opportunities and future acquisitions; a decline in demand from markets served by the Company; adverse customer response to the Company’s strategic product sales initiatives; underlying market conditions; customers’ acceptance of price increases; adverse changes in customer buying patterns; an economic downturn (including adverse changes in the specific markets for the Company’s products); a rise in product costs and/or operating expenses at a rate faster than the Company’s ability to increase prices; fluctuations in interest rates; an inability to identify and close future acquisitions; potential disruption to the Company’s business from integration problems associated with acquisitions; the inability of management to control expenses; a lack of available cash flow necessary to pay future dividends; the inability to pay dividends as a result of loan covenant restrictions; the inability to manage interest rate exposure; unanticipated non-performance by counterparties related to interest rate swap agreements; the effects of competition from independent distributors and vertically integrated gas producers on products, pricing and sales growth; changes in product prices from gas producers and name-brand manufacturers and suppliers of hardgoods; changes in customer demand resulting in the inability to meet minimum product purchases under supply agreements; and the effects of, and changes in, the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations, both on a national and international basis. The Company does not undertake to update any forward-looking statement made herein or that may be made from time to time by or on behalf of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     The Company manages its exposure to changes in market interest rates. The interest rate exposure arises primarily from the interest payment terms of the Company’s borrowing agreements. Interest rate swap agreements are used to adjust the interest rate risk exposures that are inherent in its portfolio of funding sources. The Company has not, and will not establish any interest rate risk positions for purposes other than managing the risk associated with its portfolio of funding sources. Counterparties to interest rate swap agreements are major financial institutions. The Company has established counterparty credit guidelines and only enters into transactions with financial institutions with long-term credit ratings of ‘A’ or better. In addition, the Company monitors its position and the credit ratings of its counterparties, thereby minimizing the risk of non-performance by the counterparties.
     The table below summarizes the Company’s market risks associated with debt obligations, interest rate swaps and the trade receivables securitization at June 30, 2007. For debt obligations and the trade receivables securitization, the table presents cash flows related to payments of principal, interest and the discount on the securitization program by fiscal year of maturity. For interest rate swaps, the table presents the notional amounts underlying the agreements by year of maturity. The notional amounts are used to calculate contractual payments to be exchanged and are not actually paid or received. Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period.

								Fair
(In millions)	3/31/2008 (a)	3/31/09	3/31/10	3/31/11	3/31/12	Thereafter	Total	Value

Fixed Rate Debt:
Acquisition and other notes	$8	$7	$7	$1	$1	$1	$25	$25
Interest expense	$1.3	$0.5	$0.4	$0.1	$0.1	$0.1	$2.5
Average interest rate	5.57%	5.82%	5.91%	5.98%	5.90%	6.51%

Senior subordinated notes due 2014	$—	$—	$—	$—	$—	$150	$150	$144
Interest expense	$7	$9	$9	$9	$9	$19	$62
Interest rate	6.25%	6.25%	6.25%	6.25%	6.25%	6.25%

National Welders:
Acquisition and other notes	$0.7	$—	$—	$—	$—	$—	$0.7	$0.7
Interest expense	$—	$—	$—	$—	$—	$—	$—
Interest rate	9.20%

								Fair
(In millions)	3/31/2008 (a)	3/31/09	3/31/10	3/31/11	3/31/12	Thereafter	Total	Value

Variable Rate Debt:
Revolving credit facilities	$—	$—	$—	$—	$797	$—	$797	$797
Interest expense	$36	$49	$49	$49	$16	$—	$199
Interest rate (b)	6.11%	6.11%	6.11%	6.11%	6.11%

Term loans	$—	$67	$90	$236	$162	$—	$555	$555
Interest expense	$25	$28	$23	$15	$1	$—	$92
Interest rate (b)	6.11%	6.11%	6.11%	6.11%	6.11%

Money market loan	$30	$—	$—	$—	$—	$—	$30	$30
Interest expense	$1.2	$—	$—	$—	$—	$—	$1.2
Interest rate (b)	5.76%

National Welders (e):
Revolving credit facility	$—	$—	$72	$—	$—	$—	$72	$72
Interest expense	$3.3	$4.3	$1.8	$—	$—	$—	$9.4
Interest rate (b)	6.02%	6.02%	6.02%

Term loan A	$3	$3	$3	$2	$—	$—	$11	$11
Interest expense	$0.7	$0.6	$0.4	$0.3	$—	$—	$2.0
Interest rate (b)	6.02%	6.02%	6.02%	6.02%

								Fair
(In millions)	3/31/2008 (a)	3/31/09	3/31/10	3/31/11	3/31/12	Thereafter	Total	Value

Interest Rate Swaps (c)(d):
6 Swaps (receive variable)/pay fixed
Notional amounts	$100	$—	$50	$—	$—	$—	$150	$(0.9)
Swap payments/(receipts)	$(0.6)	$(0.4)	$(0.1)	$—	$—	$—	$(1.1)
$100 million notional amount
Variable receive rate = 5.36%
Weighted average pay rate = 5.39%
$50 million notional amount
Variable receive rate = 5.32%
Weighted average pay rate = 4.15%

National Welders:
1 Swap (receive variable)/pay fixed
Notional amount	$—	$—	$27	$—	$—	$—	$27	$27
Swap payments/(receipts)	$—	$—	$—	$—	$—	$—	$—	$—
Variable receive rate = 5.32%
Fixed pay rate = 5.36%

Other Off-Balance Sheet LIBOR-based agreement:
Trade receivables securitization	$—	$—	$285	$—	$—	$—	$285	$—
Discount on securitization	$12	$16	$16	$—	$—	$—	$44	$—

(a)	March 31, 2008 financial instrument maturities and interest expense relate to the period of July 1, 2007 through March 31, 2008.

(b)	The variable rate of the U.S. dollar revolving credit line and term loans is based on LIBOR as of June 30, 2007. The variable rate of the Canadian dollar portion of the Credit Facility is the rate on Canadian Bankers’ Acceptances outstanding as of June 30, 2007.

(c)	The trade receivables securitization agreement expires in March 2010, but may be renewed subject to renewal provisions contained in the agreement.

(d)	As of August 1, 2007, the Company entered into six additional fixed interest rate swap agreements with a combined notional amount of $200 million. These swaps effectively convert an additional $200 million of variable interest rate debt to fixed interest rate debt. As of August 1, 2007, the Company’s ratio of fixed to variable rate debt was 29% fixed to 71% variable including the effect of the interest rate swap agreements and the trade receivables securitization. A majority of the Company’s variable rate debt is based on a spread over LIBOR. Based on the Company’s fixed to variable interest rate ratio at August 1, 2007, for every 25 basis point increase in LIBOR, the Company estimates that its annual interest expense would increase approximately $3 million.

(e)	In connection with the National Welders exchange transaction on July 3, 2007, the Company amended its Credit Facility to increase the size of its U.S. dollar revolving credit line by $100 million to $1,066 million. The amendment to the Credit Facility provided additional borrowing capacity to the Company to refinance National Welders’ revolving credit line and Term loan A.
Limitations of the tabular presentation
     As the table incorporates only those interest rate risk exposures that exist as of June 30, 2007, it does not consider those exposures or positions that could arise after that date. In addition, actual cash flows of financial instruments in future periods may differ materially from prospective cash flows presented in the table due to future fluctuations in variable interest rates, debt levels and the Company’s credit rating.
Foreign Currency Rate Risk
     Canadian subsidiaries of the Company are funded in part with local currency debt. The Company does not otherwise hedge its exposure to translation gains and losses relating to foreign currency net asset exposures. The Company considers its exposure to foreign currency exchange fluctuations to be immaterial to its consolidated financial position and results of operations.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     The Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.
(b) Changes in Internal Control
     There were no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The Company is involved in various legal and regulatory proceedings that have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded will not, in the opinion of management, have a material adverse effect upon the Company’s consolidated financial position, results of operations or liquidity.
Item 1A. Risk Factors
     There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended March 31, 2007.

Item 6. Exhibit Listing
     The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

4.1	The First Amendment to the Twelfth Amended and Restated Credit Agreement, dated as of July 3, 2007, among Airgas, Inc., Airgas Canada, Inc., Red-D-Arc Limited, Bank of America, N.A., as U.S. Administration Agent and The Bank of Nova Scotia as Canadian Agent.

31.1	Certification of Peter McCausland as Chairman and Chief Executive Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert M. McLaughlin as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Peter McCausland as Chairman and Chief Executive Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert M. McLaughlin as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant and Co-Registrants have duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AIRGAS, INC.			AIRGAS EAST, INC.
(Registrant)			AIRGAS GREAT LAKES, INC.
AIRGAS MID AMERICA, INC.
AIRGAS NORTH CENTRAL, INC.
BY:	/s/ Thomas M. Smyth		AIRGAS SOUTH, INC.
	Thomas M. Smyth		AIRGAS GULF STATES, INC.
	Vice President & Controller		AIRGAS MID SOUTH, INC.
	(Principal Accounting Officer)		AIRGAS INTERMOUNTAIN, INC.
AIRGAS NORPAC, INC.
AIRGAS NORTHERN CALIFORNIA
& NEVADA, INC.
AIRGAS SOUTHWEST, INC.
AIRGAS WEST, INC.
AIRGAS SAFETY, INC.
AIRGAS CARBONIC, INC.
AIRGAS SPECIALTY GASES, INC.
NITROUS OXIDE CORP.
RED-D-ARC, INC.
AIRGAS DATA, LLC

(Co-Registrants)

		BY:	/s/ Thomas M. Smyth
Thomas M. Smyth
Vice President
(Principal Accounting Officer)

DATED: August 8, 2007