Form 10-Q
period 2008-06-30
NITROUS OXIDE CORP; AIRGAS CARBONIC INC; AIRGAS WEST INC; AIRGAS MID SOUTH INC; AIRGAS MID AMERICA INC; AIRGAS DATA LLC; AIRGAS SPECIALTY GASES INC; AIRGAS INC; AIRGAS INTERMOUNTAIN INC; AIRGAS SOUTH INC
filed 2008-08-11
CIK 1158060, 1158058, 1158055, 1158193, 1158047, 1158066, 1158059, 804212, 1158051, 1158049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2008
Commission file number: 1-9344
AIRGAS, INC.
(Exact name of registrant as specified in its charter)

Delaware	56-0732648

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

259 North Radnor-Chester Road, Suite 100
Radnor, PA	19087-5283

(Address of principal executive offices)	(ZIP code)
(610) 687-5253
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 3 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☑       No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐      No   ☑
Shares of common stock outstanding at August 11, 2008: 82,469,990 shares

AIRGAS, INC.
FORM 10-Q
June 30, 2008
INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Earnings for the Three Months Ended June 30, 2008 and 2007 (Unaudited)	3

Consolidated Balance Sheets as of June 30, 2008 (Unaudited) and March 31, 2008	4

Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2008 and 2007 (Unaudited)	5

Notes to Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3. Quantitative and Qualitative Disclosures About Market Risk	48

Item 4. Controls and Procedures	50

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	50

Item 1A. Risk Factors	50

Item 6. Exhibit Listing	51

SIGNATURES	52
Certification of Peter McCausland as Chairman and Chief Executive Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification of Robert M. McLaughlin as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification of Peter McCausland as Chairman and Chief Executive Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Certification of Robert M. McLaughlin as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	June 30,
	2008	2007
Net Sales	$1,116,701	$915,099

Costs and Expenses:
Cost of products sold (excluding depreciation)	537,695	437,978
Selling, distribution and administrative expenses	390,645	321,412
Depreciation	48,097	41,565
Amortization	5,405	2,907

Total costs and expenses	981,842	803,862

Operating Income	134,859	111,237

Interest expense, net	(19,084)	(20,508)
Discount on securitization of trade receivables	(2,984)	(4,119)
Other income (expense), net	317	(84)

Earnings before income taxes and minority interest	113,108	86,526

Income taxes	(44,225)	(34,095)
Minority interest in earnings of consolidated affiliate	—	(711)

Net Earnings	$68,883	$51,720

Net Earnings Per Common Share:

Basic earnings per share	$0.83	$0.65

Diluted earnings per share	$0.81	$0.63

Weighted Average Shares Outstanding:
Basic	82,687	79,004

Diluted	85,017	83,630

Comprehensive income	$76,974	$55,266

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	(Unaudited)
	June, 30	March 31,
	2008	2008
ASSETS
Current Assets
Cash	$64,946	$43,048
Trade receivables, net	194,456	183,569
Inventories, net	340,939	330,732
Deferred income tax asset, net	23,475	22,258
Prepaid expenses and other current assets	58,235	67,110

Total current assets	682,051	646,717

Plant and equipment at cost	3,309,307	3,232,673
Less accumulated depreciation	(1,074,051)	(1,037,803)

Plant and equipment, net	2,235,256	2,194,870

Goodwill	977,985	969,059
Other intangible assets, net	160,828	148,998
Other non-current assets	34,384	27,620

Total assets	$4,090,504	$3,987,264

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$180,129	$185,111
Accrued expenses and other current liabilities	279,084	288,883
Current portion of long-term debt	43,458	40,400

Total current liabilities	502,671	514,394

Long-term debt, excluding current portion	1,537,696	1,539,648
Deferred income tax liability, net	472,180	439,782
Other non-current liabilities	68,746	80,104
Commitments and contingencies

Stockholders’ Equity
Preferred stock, 20,030 shares authorized, no shares issued or outstanding at June 30, 2008 and March 31, 2008	—	—
Common stock, par value $0.01 per share, 200,000 shares authorized, 84,733 and 84,076 shares issued at June 30, 2008 and March 31, 2008, respectively	847	841
Capital in excess of par value	497,237	468,302
Retained earnings	1,042,506	983,663
Accumulated other comprehensive income (loss)	3,378	(4,713)
Treasury stock, 1,788 common shares at cost at June 30, 2008 and March 31, 2008	(34,757)	(34,757)

Total stockholders’ equity	1,509,211	1,413,336

Total liabilities and stockholders’ equity	$4,090,504	$3,987,264

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
(In thousands)	June 30, 2008	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$68,883	$51,720
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	48,097	41,565
Amortization	5,405	2,907
Deferred income taxes	23,455	15,297
(Gain) loss on sales of plant and equipment	(12)	749
Minority interest	—	711
Stock-based compensation expense	7,973	5,890
Changes in assets and liabilities, excluding effects of business acquisitions:
Securitization of trade receivables	—	20,600
Trade receivables, net	(6,526)	(9,816)
Inventories, net	(9,874)	(10,142)
Prepaid expenses and other current assets	2,563	5,447
Accounts payable, trade	(7,451)	(13,700)
Accrued expenses and other current liabilities	(3,613)	(5,501)
Other non-current assets	(542)	2,551
Other non-current liabilities	261	2,338

Net cash provided by operating activities	128,619	110,616

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(85,564)	(62,238)
Proceeds from sales of plant and equipment	3,329	2,006
Business acquisitions and holdback settlements	(21,680)	(317,451)
Other, net	(1,518)	(320)

Net cash used in investing activities	(105,433)	(378,003)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	594,109	461,421
Repayment of debt	(596,080)	(183,383)
Purchase of treasury stock	(4,613)	—
Financing costs	(5,000)	—
Minority interest in earnings	—	(711)
Proceeds from the exercise of stock options	9,927	6,945
Stock issued for the employee stock purchase plan	3,934	3,171
Tax benefit realized from the exercise of stock options	7,280	4,660
Dividends paid to stockholders	(10,040)	(7,102)
Change in cash overdraft	(805)	(2,024)

Net cash (used in) provided by financing activities	(1,288)	282,977

Change in cash	$21,898	$15,590
Cash — Beginning of period	43,048	25,931

Cash — End of period	$64,946	$41,521

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) BASIS OF PRESENTATION
     The consolidated financial statements include the accounts of Airgas, Inc. and its subsidiaries (“Airgas” or the “Company”). Intercompany accounts and transactions are eliminated in consolidation. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These consolidated financial statements do not include all disclosures required for annual financial statements. These consolidated financial statements should be read in conjunction with the more complete disclosures contained in the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2008.
     The preparation of financial statements requires the use of estimates. The consolidated financial statements reflect, in the opinion of management, reasonable estimates and all adjustments necessary to present fairly the Company’s results of operations, financial position and cash flows for the periods presented. The interim operating results are not necessarily indicative of the results to be expected for an entire year.
Prior Period Adjustments
     The Consolidated Balance Sheet as of March 31, 2008 reflects adjustments that increase insurance receivables, reflected in the line item “Prepaid expenses and other current assets,” by $8 million and also increase business insurance reserves, reflected in the line item “Accrued expenses and other current liabilities,” by a corresponding $8 million. The insurance receivable and corresponding increase in the business insurance reserves at March 31, 2008 represents probable claim losses in excess of the Company’s self insured retention for which the Company is fully insured. The adjustments to the March 31, 2008 balances were also reflected in Note 7 — Accrued Expenses and Other Current Liabilities. The Company does not consider these adjustments to be material to its financial position and the adjustments did not affect its results of operations or liquidity.
     Adjustments were made to the Consolidated Statement of Cash Flows for the three months ended June 30, 2007 to reflect the purchase of welding equipment through a vendor sponsored financing program as a non-cash investing and financing activity, and to reclassify certain purchase accounting adjustments that were previously reflected as uses of cash from operating activities and sources of cash from financing activities. The impact on the three month period ended June 30, 2007 was an increase in cash from operating activities of $8.1 million, a reduction in capital expenditures of $3.6 million and a corresponding reduction in proceeds from borrowings of $11.7 million. These adjustments to the June 30, 2007 Consolidated Statement of Cash Flows represent items that were identified and reclassified by the Company in the second quarter of the prior year. The Company does not consider these adjustments to be material to its Consolidated Statement of Cash Flows and the adjustments did not affect its financial position or results of operations.
(2) NEW ACCOUNTING PRONOUNCEMENTS
(a) Accounting pronouncements adopted this fiscal year
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, (“SFAS 157”), effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS 157 did not require any new fair value measurements, but rather replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 until fiscal years beginning after November 15, 2008 for

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(2) NEW ACCOUNTING PRONOUNCEMENTS – (Continued)
non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted SFAS 157 for financial assets and liabilities on April 1, 2008. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s financial position or results of operations. The Company is currently assessing the impact of SFAS 157, related to non-financial assets and liabilities, on the consolidated financial statements.
     Effective April 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The Company did not elect to re-measure any existing financial assets or liabilities under the provisions of this statement.
(b) Accounting pronouncements not yet adopted
     In December 2007, the FASB issued SFAS No. 141R, Business Combinations, (“SFAS 141R”), which replaces SFAS No. 141 of the same title. SFAS 141R will significantly change the way the Company accounts for business combinations. The more significant changes under SFAS 141R include the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. The standard requires more assets acquired and liabilities assumed to be measured at fair value as of the acquisition date. Contingent consideration is also measured at fair value as of the acquisition date and is subsequently re-measured as new information is obtained regarding the possible outcomes of the contingencies. The Company will be required to adopt SFAS 141R for acquisitions completed after April 1, 2009 and is currently assessing the impact of SFAS 141R on the consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, (“SFAS 160”), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements. SFAS 160 establishes accounting and reporting standards that require (1) non-controlling interests held by non-parent parties be clearly identified and presented in the consolidated statement of financial position within equity, separate from the parent’s equity and (2) the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly presented on the face of the consolidated statement of income. SFAS 160 also requires consistent reporting of any changes to the parent’s ownership interest while retaining a controlling financial interest, as well as specific guidelines over how to treat the deconsolidation of controlling interests and any applicable gains or loses. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited. The Company is currently assessing the impact of SFAS 160 on the consolidated financial statements.
     In March 2008, the FASB issued the SFAS No. 161, Disclosures about Derivatives and Hedging Activities, (“SFAS 161”), which enhances the requirements under SFAS No. 133, Accounting for Derivatives and Hedging Activities. SFAS 161 requires enhanced disclosures about an entity’s derivatives and hedging activities and how they affect an entity’s financial position, financial performance and cash flows. This Statement is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the impact of SFAS 161 on the consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(2) NEW ACCOUNTING PRONOUNCEMENTS – (Continued)
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board’s related amendments to remove the GAAP hierarchy from the auditing standards, where it has resided. The adoption of SFAS 162 will have no impact on the Company’s financial position, results of operations or liquidity.
     In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets,(“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited.  The Company is currently assessing the impact of FSP 142-3 on the consolidated financial statements.
(3) ACQUISITIONS
     Acquisitions have been recorded using the purchase method of accounting and, accordingly, results of their operations have been included in the Company’s consolidated financial statements since the effective date of each respective acquisition.
Fiscal 2009
     During the three months ended June 30, 2008, the Company purchased A&N Plant, a European-based supplier of positioning and welding equipment for sale and rent. A&N Plant operates in Europe, Asia and the Middle East, serving oil and gas, petrochemical, industrial plant and other industries. In addition, the Company purchased two businesses associated with the distribution of packaged gases and related hardgoods. A total of $22 million in cash was paid for the businesses, including the settlement of holdback liabilities related to prior year acquisitions. These businesses had aggregate annual revenues of approximately $21 million. The Company acquired the businesses to expand its geographic coverage and strengthen its national network of branch-store locations.
Fiscal 2008
     On June 30, 2007, the Company purchased most of the U.S. packaged gas business (“Packaged Gas business”) of Linde AG (“Linde”), for $310 million in cash and certain assumed liabilities. The operations acquired included 130 locations in 18 states, with more than 1,400 employees, and generated $346 million in revenues for the year ended December 31, 2006.
     Pursuant to the Company’s plan to integrate the Linde Packaged Gas business into its regional company structure, the Company recorded accruals associated with one-time severance benefits to acquired employees who are involuntarily terminated and facility exit related costs associated with exiting certain acquired facilities that overlap with the Company’s existing operations. The table below summarizes the liabilities established through purchase accounting, adjustments to these liabilities based on revisions to the Company’s integration plan and the related payments made during fiscal 2008 and during the three months ended June 30, 2008:

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(3) ACQUISITIONS – (Continued)

				Total
	Severence	Facility Exit	Other Integration	Integration
(In thousands)	Accruals	Accruals	Accruals	Accruals
Amounts orginally included in purchase accounting	$5,265	$5,700	$—	$10,965
Payments	(2,781)	(873)	(962)	(4,616)
Adjustments	892	369	6,213	7,474

Balance at March 31, 2008	$3,376	$5,196	$5,251	$13,823

Payments	(1,116)	(507)	(273)	(1,896)
Adjustments	(64)	70	21	27

Balance at June 30, 2008	$2,196	$4,759	$4,999	$11,954

     The Company recognized liabilities of $6.2 million for severance related to employee terminations, $6.1 million for facility-related exit costs and $6.2 million for other integration obligations. Through June 30, 2008, the Company has made substantial progress related to its integration plan and expects to complete the headcount reductions and the exiting of former Linde facilities by December 31, 2008. The facility-related costs principally reflect accruals associated with non-cancelable lease obligations, the majority of which are associated with the former Linde corporate headquarters. In connection with leased locations that are exited, the Company will generally pursue a negotiated early termination of the lease or sublease the vacated locations through the remaining lease term. Non-cancelable lease obligations extend up to nine years. Owned properties that are exited are held for sale. Other integration costs principally reflect an estimated $4.1 million multi-employer pension plan withdrawal liability associated with the exiting of union contracts.
Pro Forma Operating Results
     The following represents unaudited pro forma operating results as if the fiscal 2009 and 2008 acquisitions had occurred on April 1, 2007. The pro forma results were prepared from financial information obtained from the sellers of the businesses as well as information obtained during the due diligence process associated with the acquisitions. Pro forma adjustments to the historic financial information of the businesses acquired were limited to those related to the Company’s stepped-up basis in acquired assets and adjustments to reflect the Company’s borrowing and tax rates. The pro forma operating results do not include benefits associated with anticipated synergies related to combining the businesses or integration costs. The pro forma operating results were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of April 1, 2007 or of results that may occur in the future.

	June 30,
(In thousands, except per share amounts)	2008	2007
Net sales	$1,116,746	$1,047,078
Net earnings	68,882	53,886

Diluted earnings per share	$0.81	$0.66

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(4) TRADE RECEIVABLES SECURITIZATION
     The Company participates in a securitization agreement with three commercial banks to which it sells qualifying trade receivables on a revolving basis. The maximum amount of the facility is $360 million. The agreement will expire in March 2010, but may be renewed subject to renewal provisions contained in the agreement. During the three month period ended June 30, 2008, the Company sold $1 billion of trade receivables and remitted to bank conduits, pursuant to a servicing agreement, $1 billion in collections on those receivables. The amount of receivables sold under the agreement was $360 million at June 30, 2008 and March 31, 2008.
     The transaction has been accounted for as a sale under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under the securitization agreement, trade receivables are sold to bank conduits through a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes. The difference between the proceeds from the sale and the carrying value of the receivables is recognized as “Discount on securitization of trade receivables” in the accompanying Consolidated Statements of Earnings and varies on a monthly basis depending on the amount of receivables sold and market rates. The Company retains a subordinated interest in the receivables sold, which is recorded at the receivables’ previous carrying value.
     Subordinated retained interests of approximately $169 million and $164 million are included in “Trade receivables, net” in the accompanying Consolidated Balance Sheets at June 30, 2008 and March 31, 2008, respectively. On a monthly basis, management measures the fair value of the retained interest at management’s best estimate of the undiscounted expected future cash collections on the transferred receivables. Changes in the fair value are recognized as bad debt expense. Actual cash collections may differ from these estimates and would directly affect the fair value of the retained interest. In accordance with a servicing agreement, the Company continues to service, administer and collect the trade receivables on behalf of the bank conduits. The servicing fees charged to the bank conduits approximate the costs of collections. Accordingly, the net servicing asset is immaterial.
(5) INVENTORIES, NET
     Inventories, net, consist of:

	June 30,	March 31,
(In thousands)	2008	2008
Hardgoods	$283,421	$275,611

Gases	57,518	55,121

	$340,939	$330,732

     Hardgoods inventories determined by the LIFO inventory method totaled $52 million at June 30, 2008 and $50 million at March 31, 2008. The balance of the hardgoods inventories is valued using the FIFO inventory method. If the FIFO inventory method had been used for all of the Company’s hardgoods inventories, the carrying value of the inventory would have been $8.8 million higher at June 30, 2008 and $8.5 million higher at March 31, 2008. Substantially all of the inventories are finished goods.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(6) GOODWILL AND OTHER INTANGIBLE ASSETS
     The valuations of other intangible assets and the resulting goodwill from recent acquisitions are based on preliminary estimates of fair value and are subject to revision as the Company finalizes appraisals and other analyses. Changes in the carrying amount of goodwill for the three months ended June 30, 2008 were as follows:

		All Other
	Distribution	Operations
	Business	Business
(In thousands)	Segment	Segment	Total
Balance at March 31, 2008	$738,551	$230,508	$969,059
Acquisitions	8,868	(341)	8,527
Other adjustments	239	160	399

Balance at June 30, 2008	$747,658	$230,327	$977,985

     Other intangible assets amounted to $161 million and $149 million, net of accumulated amortization of $33 million and $28 million at June 30, 2008 and March 31, 2008, respectively. These intangible assets primarily consist of acquired customer lists amortized principally over 7 to 17 years and non-compete agreements entered into in connection with business combinations, which are amortized over the term of the agreements. There are no expected residual values related to these intangible assets. Intangible assets also include trade names with indefinite useful lives valued at $1.3 million. Estimated future amortization expense by fiscal year is as follows: remainder of 2009 — $13.8 million; 2010 — $17.9 million; 2011 — $17.4 million; 2012 - $16.2 million; 2013 — $15.5 million; and $78.7 million thereafter.
(7) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
     Accrued expenses and other current liabilities include:

	June 30,	March 31,
(In thousands)	2008	2008
Accrued payroll and employee benefits	$58,887	$86,490
Business insurance reserves	42,007	37,433
Taxes other than income taxes	22,908	22,628
Cash overdraft	55,934	56,739
Deferred rental revenue	22,695	22,641
Other accrued expenses and current liabilities	76,653	62,952

	$279,084	$288,883

     With respect to the business insurance reserves above, the Company maintained corresponding insurance receivables of $9.2 million at June 30, 2008 and $8 million at March 31, 2008. The insurance receivables represent the balance of probable claim losses in excess of the Company’s self insured retention for which the Company is fully insured.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(8) INDEBTEDNESS
     Long-term debt consists of:

	June 30,	March 31,
(In thousands)	2008	2008
Revolving credit borrowings- U.S. and Canadian	$482,957	$883,291
Revolving credit borrowings- Other	22,478	—
Term loans	465,000	487,500
Money market loan	30,000	30,000
Senior subordinated notes	550,000	150,000
Acquisition and other notes	30,719	29,257

Total long-term debt	1,581,154	1,580,048
Less current portion of long-term debt	(43,458)	(40,400)

Long-term debt, excluding current portion	$1,537,696	$1,539,648

Senior Credit Facility
     The Company maintains a senior credit facility with a syndicate of lenders. The $1.7 billion senior unsecured credit facility (the “Credit Facility”) permits the Company to borrow up to $1,066 million under a U.S. dollar revolving credit line, up to C$40 million (U.S. $39 million) under a Canadian dollar revolving credit line and up to $600 million under two or more term loans. The Company used borrowings under the term loan provision of the Credit Facility to finance the $100 million maturity of its 7.75% medium-term notes on September 15, 2006. The remaining $500 million term loan was used to finance the Linde Bulk Gas acquisition that closed on March 9, 2007. The Credit Facility will mature on July 25, 2011.
     As of June 30, 2008, the Company had approximately $948 million of borrowings under the Credit Facility: $459 million under the U.S. dollar revolver, C$24 million (U.S. $24 million) under the Canadian dollar revolver and $465 million under the term loans. The term loans are repayable in quarterly installments of $22.5 million through June 30, 2010. The quarterly installments then increase to $71.2 million from September 30, 2010 to June 30, 2011. Principal payments due in fiscal 2009 on the term loans are classified as “Long-term debt” in the Company’s Consolidated Balance Sheets based on the Company’s ability and intention to refinance the payments with borrowings under its long-term revolving credit facilities. The Company also had outstanding letters of credit of $35 million issued under the Credit Facility. The U.S. dollar borrowings and the term loans bear interest at the London Interbank Offered Rate (“LIBOR”) plus 62.5 basis points and the Canadian dollar borrowings bear interest at the Canadian Bankers’ Acceptance Rate plus 62.5 basis points. As of June 30, 2008, the average effective interest rates on the U.S. dollar borrowings, the term loans and the Canadian dollar borrowings were 3.20%, 3.43% and 3.93%, respectively.
     As of June 30, 2008, approximately $572 million remained unused under the U.S. dollar revolving credit line and approximately C$16 million (U.S. $15million) remained unused under the Canadian dollar revolving credit line. As of June 30, 2008, the financial covenants of the Credit Facility do not limit the Company’s ability to borrow on the unused portion of the Credit Facility. The Credit Facility contains customary events of default, including nonpayment and breach covenants. In the event of default, repayment of borrowings under the Credit Facility may be accelerated.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(8) INDEBTEDNESS – (Continued)
     The Company’s domestic subsidiaries, exclusive of a bankruptcy remote special purpose entity (the “domestic subsidiaries”), guarantee the U.S. and Canadian borrowings. The Canadian borrowings are also guaranteed by the Company’s foreign subsidiaries. The guarantees are full and unconditional and are made on a joint and several basis. The Company has pledged 100% of the stock of its domestic subsidiaries and 65% of the stock of its foreign subsidiaries as surety for its obligations under the Credit Facility. The Credit Facility provides for the release of the guarantees and collateral if the Company attains an investment grade credit rating and a similar release on all other debt.
Other Revolving Credit Borrowings
     On April 4, 2008, the Company entered into LIBOR and Eurodollar revolving loan agreements with two commercial banks to finance and provide working capital related to the acquisition of A&N Plant in local currency. These revolving loan agreements are independent of the Credit Facility. To fund the acquisition, the Company initially borrowed 8 million euro and 5.7 million pound sterling. The total U.S. dollar equivalent of these initial borrowings was approximately $24 million. As of June 30, 2008, the amounts outstanding under these facilities were 8 million euro and 4.9 million pound sterling (approximately U.S. $22 million in total). As of June 30, 2008, the average effective interest rates on the euro and pound sterling borrowings were 5.99% and 7.11%, respectively. In July 2008, the Company amended its Credit Facility to, among other things, create a Multi-Currency Borrowing Facility. In August 2008, the Company repaid and terminated the independent LIBOR and Eurodollar revolving loan agreements with borrowings from the Multi-Currency Borrowing Facility under the Credit Facility.
Money Market Loans
     The Company has an agreement with a financial institution that provides access to short-term advances not to exceed $30 million for a maximum term of three months. The agreement expires on June 30, 2009, but may be extended subject to renewal provisions contained in the agreement. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At June 30, 2008, the Company had outstanding advances under the agreement of $30 million, which bears interest at 3.27%.
     The Company also has an agreement with another financial institution that provides access to short-term advances not to exceed $35 million. The agreement expires on October 1, 2008, but may be extended subject to renewal provision contained in the agreement. The advances are generally for overnight or up to seven days. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At June 30, 2008, there were no short-term advances outstanding under this agreement.
Senior Subordinated Notes
     At June 30, 2008, the Company had $150 million of senior subordinated notes (the “2004 Notes”) outstanding with a maturity date of July 15, 2014. The 2004 Notes bear interest at a fixed annual rate of 6.25%, payable semi-annually on January 15 and July 15 of each year. The 2004 Notes have an optional redemption provision, which permits the Company, at its option, to call the 2004 Notes at scheduled dates and prices. The first scheduled optional redemption date is July 15, 2009 at a price of 103.125% of the principal amount.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(8) INDEBTEDNESS – (Continued)
     On June 5, 2008, the Company issued $400 million of 7.125% senior subordinated notes (the “2008 Notes”) at par with a maturity date of October 1, 2018. The net proceeds from the sale of the 2008 Notes were used to reduce borrowings under the Company’s revolving credit line under the Credit Facility.  The 2008 Notes bear interest at a fixed annual rate of 7.125%, payable semi-annually on October 1 and April 1 of each year, commencing October 1, 2008. The 2008 Notes have an optional redemption provision, which permits the Company, at its option, to call the 2008 Notes at scheduled dates and prices. The first scheduled optional redemption date is October 1, 2013 at a price of 103.563% of the principal amount.
     The 2004 and 2008 Notes contain covenants that could restrict the payment of dividends, the repurchase of common stock, the issuance of preferred stock, and the incurrence of additional indebtedness and liens. The 2004 and 2008 Notes are fully and unconditionally guaranteed jointly and severally, on a subordinated basis, by each of the wholly owned domestic guarantors under the Credit Facility.
Acquisition and Other Notes
     The Company’s long-term debt also included acquisition and other notes principally consisting of notes issued to sellers of businesses acquired and are repayable in periodic installments. At June 30, 2008, acquisition and other notes totaled $31 million with an average interest rate of approximately 6% and an average maturity of approximately 2 years.
Aggregate Long-term Debt Maturities
     The aggregate maturities of long-term debt at June 30, 2008 are as follows:

(In thousands)	Debt Maturities
June 30, 2009 (1)	$43,458
March 31, 2010	75,049
March 31, 2011	240,724
March 31, 2012	669,952
March 31, 2013	718
Thereafter	551,253

$1,581,154

(1)	The Company has the ability and intention of refinancing current maturities related to the term loans under its Credit Facility with its long-term revolving credit line. Therefore, principal payments due in the twelve months ending June 30, 2009 on the term loans have been reflected as long term in the aggregate maturity schedule.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(9) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
     At June 30, 2008, the Company had 15 fixed interest rate swap agreements with a notional amount of $502 million. These swaps effectively convert $502 million of variable interest rate debt associated with the Company’s Credit Facility to fixed rate debt. At June 30, 2008, these swap agreements required the Company to make fixed interest payments based on a weighted average effective rate of 4.85% and receive variable interest payments from the counterparties based on a weighted average variable rate of 3.52%. The remaining terms of each of these swap agreements range from 11 to 27 months. During the three months ended June 30, 2008, the fair value of the fixed interest rate swap agreements increased, and the Company recorded a corresponding increase to “Accumulated Other Comprehensive Income (loss)” of $11.8 million. A net gain related to the ineffectiveness of the hedging relationship was recognized as a reduction in interest expense and was insignificant.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(10) FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
     Effective April 1, 2008, the Company adopted SFAS 157. This Statement does not require any new fair value measurements, but rather replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements.
     SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value in accordance with SFAS 157 are classified based upon the level of judgment associated with the inputs used to measure their fair value. The hierarchical levels related to the subjectivity of the valuation inputs are defined by SFAS 157 as follows:
•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities at the measurement date.

•	Level 2 inputs are inputs, other than quoted prices included within Level 1, that are observable, directly or indirectly through corroboration with observable market data at the measurement date.

•	Level 3 inputs are unobservable inputs that reflect management’s best estimate of the assumptions (including assumptions about risk) that market participants would use in pricing the asset or liability at the measurement date.
     The carrying value of cash, trade receivables exclusive of the subordinated retained interest, other current receivables, trade payables, other current liabilities (e.g., deposit liabilities, cash overdrafts, etc.), short-term borrowings and variable rate debt approximate fair value and have been excluded from the tables below.
     Assets and liabilities measured at fair value on a recurring basis at June 30, 2008 are categorized in the table below based on the lowest level of significant input to the valuation:

				Significant
		Quoted prices in active	Significant other	unobservable
		markets	observable inputs	inputs
(In thousands)	June 30, 2008	Level 1	Level 2	Level 3
Assets:
Subordinated retained interest in trade receivables sold under the Company’s trade receivable securitization	$169,409	$—	$—	$169,409
Deferred compensation plan assets	5,787	5,787

Total assets measured at fair value on a recurring basis	$175,196	$5,787	$—	$169,409

Liabilities:
Deferred compensation plan liabilities	$5,787	$5,787
Derivative liabilities – interest rate swap agreements	$9,042	—	$9,042	$—

Total liabilities measured at fair value on a recurring basis	$14,829	$5,787	$9,042	$—

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(10) FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES – (Continued)
     The following is a general description of the valuation methodologies used for financial assets and liabilities measured at fair value:
Subordinated retained interest – the Company’s subordinated retained interest in trade receivables sold under its trade receivable securitization agreement are classified as trade receivables on the consolidated balance sheets. The fair value of the subordinated retained interest reflects expected future cash flows adjusted for unobservable inputs (Level 3), which management believes a market participant would use to assess the risk of credit losses. Those inputs reflect the diversified customer base, the short-term nature of the securitized asset, aging trends and historic collections experience.
Deferred compensation plan assets and corresponding liabilities– The Company’s deferred compensation plan assets consist of exchange traded open ended mutual funds with quoted prices in active markets (Level 1). The Company’s deferred compensation plan liabilities are equal to the plan’s assets.
Derivative liabilities – interest rate swap agreements – The Company’s interest rate swap agreements are with highly rated counterparties and effectively convert variable rate debt to fixed rate debt. The swap agreements are valued using pricing models that rely on observable market inputs such as interest rate yield curves and treasury spreads (Level 2).
     The following table presents the changes in financial assets for which Level 3 inputs were significant to their valuation for the three months ended June 30, 2008:

Subordinated
(In thousands)	retained interest
Balance at April 1, 2008	$163,561
Net realized losses included in earnings (bad debt expense)	(4,216)
Net purchases, issuances and settlements	10,064

Balance at June 30, 2008	$169,409

     The carrying value of fixed rate debt generally reflects the cash proceeds received upon its issuance. The fair value of the fixed rate instruments disclosed below have been determined based on quoted prices from the broker/dealer market (Level 1), observable market inputs for similarly termed treasury notes adjusted for the Company’s credit spread (Level 2) and unobservable inputs management believes a market participant would use in determining imputed interest for obligations without a stated interest rate (Level 3).

		Level 1	Level 2	Level 3
	Carrying Value at	Fair Value at	Fair Value at	Fair Value at
(In thousands)	June 30, 2008	June 30, 2008	June 30, 2008	June 30, 2008
2004 Notes	$150,000	$149,250
2008 Notes	$400,000	$404,332
Acquisition and other notes	$30,719		$10,747	$20,132

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(11) STOCKHOLDERS’ EQUITY
     Changes in stockholders’ equity were as follows:

	Shares of
	Common
	Stock $0.01	Treasury
(In thousands of shares)	Par Value	Stock
Balance at March 31, 2008	84,076	1,788
Common stock issuance (a)	657	—

Balance at June 30, 2008	84,733	1,788

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive	Treasury	Comprehensive
(In thousands)	Stock	Par Value	Earnings	Income (Loss)	Stock	Income
Balance at March 31, 2008	$841	$468,302	$983,663	$(4,713)	$(34,757)

Net earnings			68,883			$68,883
Common stock issuance — employee benefit plans (a)	6	13,855
Tax benefit from stock option exercises		7,280
Foreign currency translation adjustment				415		415
Dividends paid on common stock ($0.12 per share)			(10,040)
Stock-based compensation (b)		7,800
Net change in fair value of interest rate swap agreements				11,808		11,808
Net tax benefit of comprehensive income items				(4,132)		(4,132)

Balance at June 30, 2008	$847	$497,237	$1,042,506	$3,378	$(34,757)	$76,974

(a)	Issuance of common stock for stock option exercises and purchases through the employee stock purchase plan.

(b)	The Company recognized compensation expense with a corresponding amount recorded to Capital in excess of par value.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(12) STOCK-BASED COMPENSATION
     In accordance with SFAS No. 123R, Share-Based Payment, (“SFAS 123R”), the Company recognizes stock-based compensation expense for its stock option plans and employee stock purchase plan. The following table summarizes stock-based compensation expense recognized by the Company in the three months ended June 30, 2008 and 2007:

	Three Months Ended	Three Months Ended
(In thousands)	June 30, 2008	June 30, 2007
Stock-based compensation expense related to:
Stock option plans	$6,663	$4,943
Employee stock purchase plan — options to purchase stock	1,310	947

	7,973	5,890

Tax benefit	(2,825)	(1,943)

Stock-based compensation expense, net of tax	$5,148	$3,947

     The Company utilizes the Black-Scholes option pricing model to determine the fair value of stock options under SFAS 123R. The weighted-average grant date fair value of stock options granted during the three months ended June 30, 2008 and 2007 was $18.51 and $15.18, respectively.
Summary of Stock Option Activity
     The following table summarizes the stock option activity during the three months ended June 30, 2008:

	Number of
	Stock Options	Weighted Average
	(In thousands)	Exercise Price
Outstanding at March 31, 2008	6,633	$23.52
Granted	1,015	$60.85
Exercised	(548)	$18.12
Forfeited	(29)	$31.15

Outstanding at June 30, 2008	7,071	$29.27

Vested or expected to vest at June 30, 2008	6,462	$29.27

Exercisable at June 30, 2008	4,650	$19.94

     A total of 11.8 million shares of common stock were authorized under the 2006 Equity Incentive Plan and predecessor plans, of which 2.5 million shares were available for issuance at June 30, 2008.
     As of June 30, 2008, $32.8 million of unrecognized compensation expense related to non-vested stock options is expected to be recognized over a weighted average vesting period of 2 years.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(12) STOCK-BASED COMPENSATION - (Continued)
Employee Stock Purchase Plan
     The Company’s Employee Stock Purchase Plan (the “ESPP”) encourages and assists employees in acquiring an equity interest in the Company. The ESPP is authorized to issue up to 3.5 million shares of Company common stock, of which 1.3 million shares were available for issuance at June 30, 2008. During the three months ended June 30, 2008 and 2007, the Company granted 434 thousand and 413 thousand options to purchase common stock under the ESPP, respectively.
     Compensation expense under SFAS 123R is measured based on the fair value of the employees’ option to purchase shares of common stock at the grant date and is recognized over the future periods in which the related employee service is rendered. The fair value per share of employee options to purchase shares under the ESPP was $12.12 and $9.61 for the three months ended June 30, 2008 and 2007, respectively. The fair value of the employees’ option to purchase shares of common stock was estimated using the Black-Scholes model.
     The following table summarizes the activity of the ESPP during the three months ended June 30, 2008:

	Number of
	Purchase Options	Weighted-Average
	(In thousands)	Exercise Price
Outstanding at March 31, 2008	109	$36.21
Granted	434	$40.24
Exercised	(109)	$36.21

Outstanding at June 30, 2008	434	$40.24

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(13) EARNINGS PER SHARE
     Basic earnings per share is calculated by dividing net earnings by the weighted average number of shares of the Company’s common stock outstanding during the period. Outstanding shares consist of issued shares less treasury stock. Diluted earnings per share is calculated by dividing net earnings by the weighted average common shares outstanding adjusted for the dilutive effect of common stock equivalents related to stock options and the Company’s ESPP. For the three months ended June 30, 2007, the calculation of diluted earnings per share assumed the conversion of National Welders’ preferred stock to Airgas common stock (see Note (a) to the table below).
     The table below presents the computation of basic and diluted earnings per share for the three months ended June 30, 2008 and 2007:

	Three Months Ended
	June 30,
(In thousands, except per share amounts)	2008	2007
Basic Earnings per Share Computation
Numerator
Net earnings	$68,883	$51,720

Denominator
Basic shares outstanding	82,687	79,004

Basic earnings per share	$0.83	$0.65

Diluted Earnings per Share Computation

Numerator
Net earnings	$68,883	$51,720
Plus: Preferred stock dividends (a)	—	711
Plus: Income taxes on earnings of National Welders (a)	—	245

Net earnings assuming preferred stock conversion	$68,883	$52,676

Denominator
Basic shares outstanding	82,687	79,004

Incremental shares from assumed conversions:
Stock options and options under the employee stock purchase plan	2,330	2,299
Preferred stock of National Welders (a)	—	2,327

Diluted shares outstanding	85,017	83,630

Diluted earnings per share	$0.81	$0.63

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(13) EARNINGS PER SHARE – (Continued)
(a)	On July 3, 2007, the preferred stockholders of the National Welders joint venture exchanged their preferred stock for common stock of Airgas (the “NWS Exchange Transaction”). Prior to July 3, 2007, the preferred stockholders of National Welders had the option to exchange their 3.2 million preferred shares of National Welders either for cash at a price of $17.78 per share or for approximately 2.3 million shares of Airgas common stock. If Airgas common stock had a market value of $24.45 per share or greater, exchange of the preferred stock was assumed because it provided greater value to the preferred stockholders. Based on the assumed exchange of the preferred stock for Airgas common stock, the 2.3 million shares were included in the diluted shares outstanding.

The National Welders preferred stockholders earned a 5% dividend, recognized as “Minority interest in earnings of consolidated affiliate” on the consolidated statement of earnings. Upon the exchange of the preferred stock for Airgas common stock, the dividend was no longer paid to the preferred stockholders, resulting in additional net earnings for Airgas. For the periods in which the exchange was assumed, the 5% preferred stock dividend was added back to net earnings in the diluted earnings per share computation.

For periods prior to the NWS Exchange Transaction, the earnings of National Welders for tax purposes were treated as a deemed dividend to Airgas, net of an 80% dividend exclusion. Upon the exchange of National Welders preferred stock for Airgas common stock, National Welders became a 100% owned subsidiary of Airgas. As a 100% owned subsidiary, the net earnings of National Welders are not subject to additional tax at the Airgas level. For the period in which the exchange was assumed, the additional tax was added back to net earnings in the diluted earnings per share computation.
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

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(15) SUMMARY BY BUSINESS SEGMENT
     Information related to the Company’s business segments for the three months ended June 30, 2008 and 2007 is as follows:

	Three Months Ended				Three Months Ended
	June 30, 2008				June 30, 2007
		All				All
		Other				Other
(In thousands)	Distribution	Ops.	Elimination	Combined	Distribution	Ops.	Elimination	Combined
Gas and rent	$497,404	$208,747	$(49,241)	$656,910	$411,281	$164,013	$(33,040)	$542,254
Hardgoods	429,813	32,306	(2,328)	459,791	351,355	22,946	(1,456)	372,845

Total net sales	927,217	241,053	(51,569)	1,116,701	762,636	186,959	(34,496)	915,099

Cost of products sold, excluding deprec. expense	463,072	126,192	(51,569)	537,695	381,996	90,478	(34,496)	437,978
Selling, distribution and administrative expenses	310,260	80,385	—	390,645	258,822	62,590	—	321,412
Depreciation	36,790	11,307	—	48,097	30,344	11,221	—	41,565
Amortization	4,281	1,124	—	5,405	2,085	822	—	2,907

Operating income	$112,814	$22,045	$—	$134,859	$89,389	$21,848	$—	$111,237

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(16) SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid for Interest and Taxes
     Cash paid for interest and income taxes was as follows:

	Three Months Ended
	June 30,
(In thousands)	2008	2007
Interest paid	$16,184	$18,733
Discount on securitization	2,984	4,119
Income taxes (net of refunds)	1,965	1,408
Significant Non-cash Investing and Financing Transactions
     During the three months ended June 30, 2008 and 2007, the Company purchased $3 million and $3.6 million, respectively of rental welders, which were financed directly by a vendor. The vendor financing was reflected as debt on the Consolidated Balance Sheet. Future cash payments in settlement of the debt will be reflected in the Consolidated Statement of Cash Flows when paid.
     During the three months ended June 30, 2008, the Company recorded capitalized interest for construction in progress of $500 thousand. There was no interest capitalized in the three months ended June 30, 2007.
     During the three months ended June 30, 2007, a seller of a business provided direct financing in the form of a $5 million note payable by the Company and a non-compete agreement in the amount of $1.3 million. Payments of the note and non-compete agreement will be reflected in the Consolidated Statement of Cash Flows when the cash is paid. In addition, the Company assumed capital lease obligations of $1.8 million in connection with an acquisition.
(17) SUBSEQUENT EVENTS
Dividend Declaration
     On August 5, 2008, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.12 per share payable September 30, 2008 to stockholders of record as of September 15, 2008.
Acquisition Agreements
     On July 1, 2008, the Company announced that it acquired Energy Safety Services, Inc., doing business as Oilind Safety, located in Phoenix, AZ. Oilind Safety is a leading U.S. provider of rental safety equipment and safety services, which had sales of approximately $21 million for the twelve month period ended December 31, 2007.
     On August 1, 2008, the Company announced that it acquired Refron, Inc. located in Long Island City, NY. Refron, Inc. is a national distributor of refrigerant gases and refrigerant reclamation services, which had sales of approximately $93 million for the twelve month period ended December 31, 2007.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(18)	SUPPLEMENTARY CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF SUBSIDIARY GUARANTORS
     The obligations of the Company under its registered securities, the 2004 Notes, are guaranteed by the Company’s domestic subsidiaries (the “Guarantors”). The guarantees are made fully and unconditionally on a joint and several basis. The Company’s foreign holdings and bankruptcy remote special purpose entity (the “Non-guarantors”) are not guarantors of the 2004 Notes. The claims of creditors of Non-guarantor subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries.
     Presented below is supplementary condensed consolidating financial information for the Company, the Guarantors and the Non-guarantors as of June 30, 2008 and March 31, 2008, and for each of the three months ended June 30, 2008 and 2007. National Welders, which was previously classified as a Non-guarantor in the condensed consolidating financial information, became a 100% owned subsidiary of the Company and, with the October 31, 2007 execution of a supplemental indenture to the 2004 Notes, National Welders became a guarantor. Accordingly, the June 30, 2008 balance sheet, statement of earnings and cash flows of National Welders are reflected with the Guarantors in the condensed consolidating financial information below. Additionally, the condensed consolidating information for periods prior to October 31, 2007 was restated to also reflect the balance sheet, statement of earnings and cash flows of National Welders as a Guarantor. In addition to the adjustments to the June 30, 2007 Consolidated Statement of Cash Flows described in Note 1 Basis of Presentation, the presentation of intercompany cash flows was adjusted in the Condensed Consolidating Statement of Cash Flows for the three months ended June 30, 2007. The adjustment was to classify “Advances to subsidiaries, net” as cash (used in) provided by investing activities rather than cash (used in) provided by financing activities. The adjustments above had no impact on the liquidity available to support the 2004 Notes.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Balance Sheet
June 30, 2008

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

ASSETS
Current Assets
Cash	$—	$47,106	$17,840	$—	$64,946
Trade receivables, net	—	10,330	184,126	—	194,456
Intercompany receivable (payable)	—	1,321	(1,321)	—	—
Inventories, net	—	331,996	8,943	—	340,939
Deferred income tax asset, net	12,616	12,995	(2,136)	—	23,475
Prepaid expenses and other current assets	20,511	36,004	1,720	—	58,235

Total current assets	33,127	439,752	209,172	—	682,051

Plant and equipment, net	14,698	2,165,201	55,357	—	2,235,256
Goodwill	—	954,909	23,076	—	977,985
Other intangible assets, net	—	155,641	5,187	—	160,828
Investments in subsidiaries	3,076,324	—	—	(3,076,324)	—
Other non-current assets	22,640	9,094	2,650	—	34,384

Total assets	$3,146,789	$3,724,597	$295,442	$(3,076,324)	$4,090,504

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$755	$170,720	$8,654	$—	$180,129
Accrued expenses and other current liabilities	95,168	169,736	14,180	—	279,084
Current portion of long-term debt	30,000	12,515	943	—	43,458

Total current liabilities	125,923	352,971	23,777	—	502,671

Long-term debt, excluding current portion	1,474,100	15,586	48,010	—	1,537,696
Deferred income tax liability, net	(28,208)	489,442	10,946	—	472,180
Intercompany (receivable) payable	40,640	76,716	(117,356)	—	—
Other non-current liabilities	25,123	38,106	5,517	—	68,746
Commitments and contingencies

Stockholders’ Equity
Preferred stock	—	—	—	—	—
Common stock, par value $0.01 per share	847	—	—	—	847
Capital in excess of par value	497,237	1,503,631	8,224	(1,511,855)	497,237
Retained earnings	1,042,506	1,246,454	309,049	(1,555,503)	1,042,506
Accumulated other comprehensive income	3,378	2,061	7,275	(9,336)	3,378
Treasury stock	(34,757)	(370)	—	370	(34,757)

Total stockholders’ equity	1,509,211	2,751,776	324,548	(3,076,324)	1,509,211

Total liabilities and stockholders’ equity	$3,146,789	$3,724,597	$295,442	$(3,076,324)	$4,090,504

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Balance Sheet
March 31, 2008

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

ASSETS
Current Assets
Cash	$—	$40,397	$2,651	$—	$43,048
Trade receivables, net	—	11,405	172,164	—	183,569
Intercompany receivable (payable)	—	(2,385)	2,385	—	—
Inventories, net	—	322,090	8,642	—	330,732
Deferred income tax asset, net	11,399	12,995	(2,136)	—	22,258
Prepaid expenses and other current assets	25,095	40,408	1,607	—	67,110

Total current assets	36,494	424,910	185,313	—	646,717

Plant and equipment, net	15,213	2,135,949	43,708	—	2,194,870
Goodwill	—	951,650	17,409	—	969,059
Other intangible assets, net	—	148,105	893	—	148,998
Investments in subsidiaries	2,992,576	—	—	(2,992,576)	—
Other non-current assets	16,121	9,181	2,318	—	27,620

Total assets	$3,060,404	$3,669,795	$249,641	$(2,992,576)	$3,987,264

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$5,740	$174,498	$4,873	$—	$185,111
Accrued expenses and other current liabilities	111,536	174,813	2,534	—	288,883
Current portion of long-term debt	30,000	9,162	1,238	—	40,400

Total current liabilities	147,276	358,473	8,645	—	514,394

Long-term debt, excluding current portion	1,497,000	16,953	25,695	—	1,539,648
Deferred income tax liability, net	(33,481)	462,857	10,406	—	439,782
Intercompany (receivable) payable	450	106,971	(107,421)	—	—
Other non-current liabilities	35,823	39,400	4,881	—	80,104
Commitments and contingencies

Stockholders’ Equity
Preferred stock	—	—	—	—	—
Common stock, par value $0.01 per share	841	—	—	—	841
Capital in excess of par value	468,302	1,502,919	8,224	(1,511,143)	468,302
Retained earnings	983,663	1,180,816	292,065	(1,472,881)	983,663
Accumulated other comprehensive income (loss)	(4,713)	1,776	7,146	(8,922)	(4,713)
Treasury stock	(34,757)	(370)	—	370	(34,757)

Total stockholders’ equity	1,413,336	2,685,141	307,435	(2,992,576)	1,413,336

Total liabilities and stockholders’ equity	$3,060,404	$3,669,795	$249,641	$(2,992,576)	$3,987,264

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Consolidating Statement of Earnings
Three Months Ended
June 30, 2008

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

Net Sales	$—	$1,098,522	$18,179	$—	$1,116,701
Costs and Expenses:
Cost of products sold (excluding depreciation)	—	531,453	6,242	—	537,695
Selling, distribution and administrative expenses	1,065	378,173	11,407	—	390,645
Depreciation	964	45,642	1,491	—	48,097
Amortization	—	5,250	155	—	5,405

Operating Income (Loss)	(2,029)	138,004	(1,116)	—	134,859

Interest (expense) income, net	(18,847)	406	(643)	—	(19,084)
(Discount) gain on securitization of trade receivables	—	(30,758)	27,774	—	(2,984)
Other income (expense), net	(37)	332	22	—	317

Earnings (loss) before income taxes	(20,913)	107,984	26,037	—	113,108
Income tax benefit (expense)	7,175	(42,345)	(9,055)	—	(44,225)
Equity in earnings of subsidiaries	82,621	—	—	(82,621)	—

Net Earnings	$68,883	$65,639	$16,982	$(82,621)	$68,883

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Consolidating Statement of Earnings
Three Months Ended
June 30, 2007

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

Net Sales	$—	$905,276	$9,823	$—	$915,099
Costs and Expenses:
Cost of products sold (excluding depreciation)	—	434,949	3,029	—	437,978
Selling, distribution and administrative expenses	3,540	310,393	7,479	—	321,412
Depreciation	1,233	39,493	839	—	41,565
Amortization	15	2,892	—	—	2,907

Operating Income (Loss)	(4,788)	117,549	(1,524)	—	111,237

Interest expense, net	(19,139)	(1,078)	(291)	—	(20,508)
(Discount) gain on securitization of trade receivables	—	(22,662)	18,543	—	(4,119)
Other income (expense), net	294	(370)	(8)	—	(84)

Earnings (loss) before income taxes and minority interest	(23,633)	93,439	16,720	—	86,526
Income tax benefit (expense)	8,096	(36,292)	(5,899)	—	(34,095)
Minority interest in earnings of consolidated affiliate	—	(711)	—	—	(711)
Equity in earnings of subsidiaries	67,257	—	—	(67,257)	—

Net Earnings	$51,720	$56,436	$10,821	$(67,257)	$51,720

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statement of Cash Flows
Three Months Ended
June 30, 2008

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

Net cash (used in) provided by operating activities	$(31,205)	$138,966	$20,858	$—	$128,619

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(650)	(82,797)	(2,117)	—	(85,564)
Proceeds from sales of plant and equipment	204	3,113	12	—	3,329
Business acquisitions and holdback settlements	—	—	(21,680)	—	(21,680)
Other, net	(3)	(666)	(849)	—	(1,518)
Advances to subsidiaries, net	51,027	—	—	(51,027)	—

Net cash provided by (used in) investing activities	50,578	(80,350)	(24,634)	(51,027)	(105,433)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	544,472	26,981	22,656	—	594,109
Repayment of debt	(564,528)	(30,916)	(636)	—	(596,080)
Purchase of treasury stock	(4,613)	—	—	—	(4,613)
Financing costs	(5,000)	—	—	—	(5,000)
Proceeds from the exercise of stock options	9,927	—	—	—	9,927
Stock issued for the employee stock purchase plan	3,934	—	—	—	3,934
Tax benefit realized from the exercise of stock options	7,280	—	—	—	7,280
Dividends paid to stockholders	(10,040)	—	—	—	(10,040)
Change in cash overdraft	(805)	—	—	—	(805)
Changes in due to/from parent	—	(47,972)	(3,055)	51,027	—

Net cash (used in) provided by financing activities	(19,373)	(51,907)	18,965	51,027	(1,288)

CHANGE IN CASH	$—	$6,709	$15,189	$—	$21,898
Cash – Beginning of period	—	40,397	2,651	—	43,048

Cash – End of period	$—	$47,106	$17,840	$—	$64,946

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Condensed Consolidating Statement of Cash Flows
Three Months Ended
June 30, 2007

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

Net cash (used in) provided by operating activities	$(13,757)	$101,508	$22,865	$—	$110,616

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,353)	(60,022)	(863)	—	(62,238)
Proceeds from sales of plant and equipment	6	2,000	—	—	2,006
Business acquisitions and holdback settlements	—	(317,451)	—	—	(317,451)
Other, net	3,533	(1,113)	(2,740)	—	(320)
Advances to subsidiaries, net	(276,603)	—	—	276,603	—

Net cash used in investing activities	(274,417)	(376,586)	(3,603)	276,603	(378,003)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	440,778	16,357	4,286	—	461,421
Repayment of debt	(160,278)	(23,105)	—	—	(183,383)
Minority interest in earnings	—	(711)	—	—	(711)
Proceeds from the exercise of stock options	6,945	—	—	—	6,945
Stock issued for the employee stock purchase plan	3,171	—	—	—	3,171
Tax benefit realized from the exercise of stock options	4,660	—	—	—	4,660
Dividends paid to stockholders	(7,102)	—	—	—	(7,102)
Change in cash overdraft	—	(2,024)	—	—	(2,024)
Changes in due to/from parent	—	294,881	(18,278)	(276,603)	—

Net cash provided by (used in) financing activities	288,174	285,398	(13,992)	(276,603)	282,977

CHANGE IN CASH	$—	$10,320	$5,270	$—	$15,590
Cash – Beginning of period	—	25,249	682	—	25,931

Cash – End of period	$—	$35,569	$5,952	$—	$41,521

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
     Airgas, Inc. and its subsidiaries (“Airgas” or the “Company”) had net sales for the quarter ended June 30, 2008 (“current quarter”) of $1.1 billion compared to $915 million for the quarter ended June 30, 2007 (“prior year quarter”). Net sales increased by 22% in the current quarter driven by the impact of current and prior year acquisitions and strong same-store sales growth. Acquisitions, principally those completed in the prior year, accounted for 15% of the overall sales growth. Same-store sales growth contributed 7% to the increase in total sales, with pricing contributing slightly more than volume. Higher sales volumes resulted from the strong energy and infrastructure construction markets and the continued success of the Company’s strategic product growth initiatives, while the industrial markets served by the Company continued to moderate. The Company’s operating income margin decreased 10 basis points to 12.1% in the current quarter compared to 12.2% in the prior year quarter. The operating income margin was impacted by a 30 basis point drop in gross margin. The decline in gross margin reflects margin pressure from rising product costs impacting our atmospheric gases and ammonia sales. Due to the current environment of rising product, energy, fuel and other operating costs, the Company announced price increases across its product lines effective August 1, 2008, or as customer contracts permit. Partially offsetting the lower gross margin was a 20 basis point improvement, as a percentage of sales, in operating expenses. Strong sales in the quarter and effective management of operating expenses resulted in net earnings per diluted share growing 29% to a record $0.81 in the current quarter versus $0.63 in the prior year quarter.
Acquisitions
     The financial results for the three months ended June 30, 2008 reflect the impact of current and prior year acquisitions. During the current quarter, the Company completed three acquisitions with combined annual sales of $21 million. The largest of the acquisitions was A&N Plant, a European-based supplier of new and reconditioned rotating, positioning and welding equipment. Prior year acquisitions, most notably the June 30, 2007 acquisition of the U.S. packaged gas operations of Linde AG (“Linde Packaged Gas”), contributed more than $130 million to year over year sales growth.
     On July 1, 2008, the Company completed the previously announced acquisition of Energy Safety Services, Inc., doing business as Oilind Safety. With approximately $21 million in annual revenues, Oilind Safety provides rental safety equipment and safety services in the construction marketplace and will be reflected in the Company’s Distribution business segment.
     On July 31, 2008, the Company completed the acquisition of Refron, Inc. (“Refron”), a leading national distributor of refrigerant gases and refrigerant reclamation services, which generated $93 million in revenues in 2007. The addition of Refron expands the Company’s refrigerant business, and furthers the Company’s goal of becoming a leader in distribution and the reclamation of refrigerants nationwide. Refron will be integrated into a new operating company called Airgas Refrigerants, Inc. as part of the All Other Operations business segment.
Financing
     On June 5, 2008, the Company issued $400 million of 7.125% senior subordinated notes at par. The notes are due October 1, 2018 and contain an optional redemption provision that permits the Company, at its option, to call the notes at scheduled dates and prices. The net proceeds from the offering were used to reduce the outstanding balance under the Company’s existing revolving credit facility.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Enterprise Information System
     As part of the fiscal 2008 Linde Packaged Gas acquisition, the Company acquired the rights to modify and implement Linde’s existing SAP system. A thorough review of the system and an evaluation conducted by a team of both Airgas and former Linde associates resulted in a recommendation to adopt the SAP system as the information system platform for all of the Company’s operations.
     In June 2008, the Company signed a new license agreement with SAP to implement SAP throughout the Company. A four to five year phased implementation, including at least 12 months of design and testing, is planned to minimize business disruption and conversion risks. The Company expects the fiscal year 2009 expense of this project to be between $4 and $7 million. Upon completion, the system will provide a platform for highly efficient operations and consistent measurement of performance throughout the Company.
Looking Forward
     Looking forward, the Company expects net earnings for the second quarter ending September 30, 2008 to range from $0.82 to $0.84 per diluted share. The Company expects current economic conditions to continue throughout the balance of fiscal 2009 and plans to manage continued cost pressure in power, fuel and steel prices through ongoing savings initiatives and effective execution of price increases. Accordingly, the Company increased its fiscal 2009 earnings guidance to $3.30 to $3.40 per diluted share, including an estimated $0.03 to $0.05 per diluted share of expenses associated with the Company’s SAP project. The previously communicated guidance was $3.24 to $3.40 per diluted share and did not incorporate the incremental SAP costs.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS: THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007
STATEMENT OF EARNINGS COMMENTARY
Net Sales
     Net sales increased 22% to $1.1 billion in the current quarter compared to the prior year quarter driven by acquisition growth of 15% and strong same-store sales growth of 7%.  Same-store sales growth reflected volume growth, pricing initiatives, and strategic product sales gains, driven by the continued strength of the energy and infrastructure construction markets. Pricing accounted for approximately 4% and volume accounted for approximately 3% of same-store sales growth. Strategic products include safety products, medical, specialty and bulk gases as well as carbon dioxide and dry ice and account for about 40% of revenues. Some of these products provide a strong cross-selling opportunity within the Company’s existing broad customer base, and many are sold into non-cyclical markets such as medical, life sciences, environmental and food and beverage. In aggregate, these products grew organically by 10% in the current quarter.
     The Company estimates same-store sales growth based on a comparison of current period sales to prior period sales, adjusted for acquisitions and divestitures. The pro forma adjustments consist of adding acquired sales to, or subtracting sales of divested operations from, sales reported in the prior period. The table below reflects actual sales and does not include the pro forma adjustments used in calculating the same-store sales metric. The intercompany eliminations primarily represent sales from All Other Operations to the Distribution business segment.

	Three Months Ended
Net Sales	June 30,
(In thousands)	2008	2007	Increase
Distribution	$927,217	$762,636	$164,581	22%
All Other Operations	241,053	186,959	54,094	29%
Intercompany eliminations	(51,569)	(34,496)	(17,073)

	$1,116,701	$915,099	$201,602	22%

     The Distribution business segment’s principal products include industrial, medical and specialty gases, and process chemicals; cylinder and equipment rental; and hardgoods.  Industrial, medical and specialty gases are distributed in cylinders and bulk containers.  Process chemicals are typically distributed in truck-load bulk containers. Equipment rental fees are generally charged on cylinders, cryogenic liquid containers, bulk and micro-bulk tanks, tube trailers and welding equipment.  Hardgoods consist of welding consumables and equipment, safety products, and maintenance, repair and operating (“MRO”) supplies.
     Distribution business segment sales increased 22% compared to the prior year quarter with same-store sales growth of $55 million (6%). Current and prior year acquisitions contributed $110 million, principally attributable to the June 30, 2007 acquisition of Linde Packaged Gas most of whose customers are now served by the Distribution business segment.  The increase in Distribution same-store sales resulted from gas and rent same-store sales growth of 6% and hardgoods same-store sales growth of 6%. The strong same-store sales growth in the Company’s core gas and welding hardgoods business reflects continued broad-based demand from energy and infrastructure construction sectors. These market sectors include construction projects such as power plants, refineries, pipelines, water treatment plants, bridges and airports. Same-store sales growth was also helped by robust growth in strategic products categories such as bulk, medical and specialty gases, and safety products.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The Distribution business segment’s gas and rent same-store sales growth of 6% reflected both price increases and volume growth, with pricing contributing about two-thirds of the growth. Gas and rent same-store sales growth reflects strong growth in sales of strategic gas products, mitigated by lower growth rates of core industrial packaged gases. Sales of strategic gas products increased 11% in the current quarter driven by bulk, medical and specialty gas sales gains.  Bulk gas sales were up 13%, principally driven by volume growth from enhanced production capabilities and expanded geographic market coverage. In addition, the Company’s ability to provide innovative solutions to its bulk customers has proven to be valuable in attracting and signing new bulk accounts. Medical gas sales posted 6% growth attributable to continued success with the hospital, physician and dental care markets, offset by moderating growth during the quarter in the homecare market. Specialty gas sales growth of 15% resulted from the core products of EPA protocol gases, rare gases and specialty gas mixes. The Company expects bio-tech, life sciences, research and environmental applications will continue to propel specialty gas sales growth in the future. The Company’s rental welder business also contributed to rent revenue growth in the current quarter, with same-store sales growth of 17% and a continued favorable growth outlook.
     Hardgoods same-store sales growth of 6% was driven by both volume and price gains. Pricing contributed 4% to the same-store sales growth and was driven by an inflationary market for steel. Nearly one quarter of the hardgoods business is derived from the sale of filler metals, which are principally made from steel. The cost for these items is rising rapidly and the Company has been successful in maintaining its margins by passing these costs through to customers. Same-store sales of safety products grew 8% in the current quarter reflecting continued underlying demand for these products by core welding customers and effective cross-selling of safety products to new and existing customers. Radnor® private-label products also contributed to hardgoods sales growth as these products continue to outperform the market. Further expansion of the Radnor label into additional product lines continues to enhance the value of the Radnor brand.
     The All Other Operations business segment consists of the Company’s Gas Operations Division, Airgas Merchant Gases (“AMG”) and National Welders. The Gas Operations Division produces and distributes certain gas products, primarily carbon dioxide, dry ice, atmospheric gases, nitrous oxide, specialty gases, anhydrous ammonia, refrigerants and related supplies, services and equipment. AMG manages the production, distribution and administrative functions of nine air separation plants and principally acts as an internal wholesale supplier to the Distribution business segment. National Welders is a producer and distributor of industrial, medical and specialty gases and hardgoods based in Charlotte, North Carolina. The All Other Operations business segment sales increased 29% compared to the prior year quarter resulting from acquisitions and same-store sales growth. Acquisitions contributed 16% to the segment’s sales growth, which was primarily driven by $18 million of sales contributed by National Welders’ portion of the acquired Linde Packaged Gas business. Same-store sales growth of 13% was driven by strong sales growth in anhydrous ammonia, refrigerants and dry ice.
Gross Profits
     Gross profits do not reflect depreciation expense and distribution costs.  The Company reflects distribution costs as an element of Selling, Distribution and Administrative Expenses and recognizes depreciation on all its property, plant and equipment in the Consolidated Statement of Earnings line item “Depreciation.”  Other companies may report certain or all of these costs as elements of their Cost of Products Sold and, as such, the Company’s gross profits discussed below may not be comparable to those of other entities.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Consolidated gross profits increased 21% principally from acquisitions and sales growth. The consolidated gross margin in the current quarter decreased 30 basis points to 51.8% compared to 52.1% in the prior year quarter, with the decrease driven primarily by margin pressure from rising product costs impacting our atmospheric gases and ammonia sales. The Company announced price increases across its product lines effective August 1, 2008, or as customer contracts permit, in response to continued rising product, energy, fuel and other operating costs.

	Three Months Ended
Gross Profit	June 30,
(In thousands)	2008	2007	Increase
Distribution	$464,145	$380,640	$83,505	22%
All Other Operations	114,861	96,481	18,380	19%

	$579,006	$477,121	$101,885	21%

     The Distribution business segment’s gross profits increased 22% compared to the prior year quarter.  The Distribution business segment’s gross margin was 50.1% versus 49.9% in the prior year quarter, an increase of 20 basis points. The 20 basis point improvement in Distribution gross profits mainly reflects increases in fuel surcharges, which are designed to offset rising distribution costs reflected in operating expenses. Partially offsetting the higher fuel surcharges was a slight shift in sales mix to lower margin hardgoods. Gas and rent as a percentage of the Distribution business segment’s sales was 53.6% in the current quarter as compared to 53.9% in the prior year quarter with the shift primarily reflecting the strength of hardgoods sales.
     The All Other Operations business segment’s gross profits increased 19% principally from the portion of the June 30, 2007 acquisition of Linde Packaged Gases assumed by National Welders. The National Welders’ portion of the Linde Packaged Gas acquisition contributed gross profit growth of 9%. The remaining gross profit growth was driven by carbon dioxide and anhydrous ammonia sales growth. The segment’s gross margin declined 400 basis points to 47.6% in the current quarter from 51.6% in the prior year quarter. The decline in the All Other Operations gross profit margin reflects significantly higher production costs for atmospheric gases at AMG primarily related to electricity, higher product costs for ammonia and the dilutive impact on gross margins at National Welders from its portion of the Linde Packaged Gas acquisition.
Operating Expenses
     Selling, distribution and administrative (“SD&A”) expenses consist of labor and overhead associated with the purchasing, marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as legal, treasury, accounting, tax and facility-related expenses.
     As a percentage of net sales, SD&A expense decreased 10 basis points to 35.0% compared to 35.1% in the prior year quarter reflecting savings initiatives and effective cost management. SD&A expenses increased $69 million (22%) primarily from operating costs associated with businesses acquired and higher variable expenses associated with the growth in sales volumes. Acquisitions contributed estimated incremental SD&A expenses of approximately $48 million in the current quarter. The integration of Linde Packaged Gas is substantially complete with some minor infrastructure work remaining. The increase in SD&A expense attributable to factors other than acquisitions was primarily due to an increase in salaries and wages and distribution-related expenses.  The increase in salaries and wages reflected increased operational headcounts, wage inflation, and overtime to fill cylinders, deliver products and operate facilities to meet increased customer demand.  The increase in distribution expenses was attributable to higher fuel costs and an increase in miles driven to support sales growth. Average diesel fuel prices were more than 50% higher versus the prior year quarter. In addition, the Company continued to manage its costs with previously announced cost savings initiatives including improvements in cylinder testing, plant operating efficiency initiatives and truck-routing logistics for both hardgoods and cylinder distribution.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     As a percentage of net sales, depreciation and amortization expense decreased 10 basis points compared to the prior year quarter. Depreciation expense of $48 million increased $7 million (16%) compared to the prior year quarter.  Acquired businesses contributed approximately $5 million of the increase.  The balance of the increase primarily reflects current and prior year’s capital investments in revenue generating assets to support customer demand, primarily cylinders, bulk tanks and rental welders, as well as the addition of new fill plants and branch stores.  Amortization expense of $5 million was $2 million higher than the prior year quarter driven by the amortization of customer lists and non-compete agreements associated with acquisitions.
Operating Income
     Consolidated operating income increased 21% in the current quarter driven by higher sales levels.  The operating income margin decreased 10 basis points to 12.1% compared to 12.2% in the prior year quarter. Consolidated margins were unfavorably impacted by accelerating costs, including production costs at AMG and product costs in the ammonia business, partially offset by continued operating profit leverage on sales growth and the realization of benefits from operational efficiency initiatives in the Distribution business segment.

	Three Months Ended
Operating Income	June 30,
(In thousands)	2008	2007	Increase
Distribution	$112,814	$89,389	$23,425	26%
All Other Operations	22,045	21,848	197	1%

	$134,859	$111,237	$23,622	21%

     Operating income in the Distribution business segment increased 26% in the current quarter.  The Distribution business segment’s operating margin increased 50 basis points to 12.2% compared to 11.7% in the prior year quarter. Margin improvement was driven by strong flow-through from sales growth and effective cost leverage across the Distribution business segment’s infrastructure.
     Operating income in the All Other Operations business segment increased 1% compared to the prior year quarter.  The segment’s operating income margin of 9.1% was 260 basis points lower than the operating income margin of 11.7% in the prior year quarter.  The decline in margin is related to the rapid escalation of product costs in the ammonia business, significantly higher production costs for atmospheric gases, predominantly the cost of electricity at AMG, and the addition of the National Welders’ portion of the Linde Packaged Gas acquisition. These higher costs offset higher levels of operating income derived from strong growth in refrigerants, carbon dioxide and dry ice.
Interest Expense and Discount on Securitization of Trade Receivables
     Interest expense, net, and the discount on securitization of trade receivables totaled $22 million, 10.4% lower than the prior year quarter.  The decrease resulted from lower weighted-average interest rates related to the Company’s variable rate debt instruments, partially offset by higher average debt levels associated with acquisitions.
     The Company participates in a securitization agreement with three commercial banks to sell up to $360 million of qualifying trade receivables.  The amount of receivables sold under the agreement was $360 million at both June 30, 2008 and March 31, 2008.  Net proceeds from the sale of trade receivables were used to reduce borrowings under the Company’s revolving credit facilities.  The discount on the securitization of trade receivables represents the difference between the carrying value of the receivables and the proceeds from their sale.  The amount of the discount varies on a monthly basis depending on the amount of receivables sold and market rates.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Income Tax Expense
     The effective income tax rate was 39.1% of pre-tax earnings in the current quarter compared to 39.4% in the prior year quarter. The Company expects the overall effective tax rate for fiscal 2009 to be between 39% and 39.5% of pre-tax earnings.
Net Earnings
     Net earnings were $68.9 million, or $0.81 per diluted share, compared to $51.7 million, or $0.63 per diluted share, in the prior year quarter.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
     Net cash provided by operating activities was $129 million for the three months ended June 30, 2008 compared to $111 million in the comparable prior year quarter. The $18 million increase in cash provided by operating activities was driven by higher current quarter earnings and lower cash requirements for working capital partially offset by the absence, in the current quarter, of additional cash from the Company’s securitization of trade receivables. Net earnings adjusted for non-cash and non-operating items provided cash of $154 million versus $119 million in the prior year quarter. Working capital used $25 million of cash in the current quarter versus using $34 million of cash during the prior year quarter. The use of cash for working capital in the current period principally reflects growing trade receivables and inventories in support of rising sales. Lower accounts payable due to the timing of payments to vendors also contributed to the use of cash. In the prior year quarter, the Company expanded its securitization of trade receivables to $285 million, which was a source of $21 million of cash from operating activities. Cash provided by operating activities was principally used to repay debt, as well as to fund investing activities, such as capital expenditures.
     Net cash used in investing activities totaled $105 million and primarily consisted of cash used for capital expenditures and acquisitions. Capital expenditures of $86 million in the current quarter reflected infrastructure projects such as air separation units, carbon dioxide plants and post-acquisition spending as well as investments to support the Company’s sales growth. The Company used cash of $22 million in the current quarter acquiring three businesses and settling acquisition hold backs on prior period acquisitions.
     Net cash used in financing activities totaled $1 million. During the current quarter, the Company issued $400 million in fixed rate senior subordinated notes due in 2018 (the “2008 Notes”) and used the net proceeds to pay down approximately $400 million of its floating rate revolving credit line, which matures in 2011. The 2008 Notes increased the Company’s ratio of fixed to floating rate debt and extended the Company’s debt maturities (see Financial Instruments discussed below). The Company also paid dividends of $10 million, or $0.12 per share, to stockholders on June 30, 2008. The dividends per share increased 33% in the current quarter over the $0.09 per share dividend paid in the prior year quarter.
Dividends
     On August 5, 2008, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.12 per share, payable on September 30, 2008 to stockholders of record as of September 15, 2008. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.
Financial Instruments
Senior Credit Facility
     The Company maintains a senior credit facility with a syndicate of lenders. The $1.7 billion senior unsecured credit facility (the “Credit Facility”) permits the Company to borrow up to $1,066 million under a U.S. dollar revolving credit line, up to C$40 million (U.S. $39 million) under a Canadian dollar revolving credit line and up to $600 million under two or more term loans. The Company used borrowings under the term loan provision of the Credit Facility to finance the $100 million maturity of its 7.75% medium-term notes on September 15, 2006. The remaining $500 million term loan was used to finance the Linde Bulk Gas acquisition that closed on March 9, 2007. The Credit Facility will mature on July 25, 2011.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     As of June 30, 2008, the Company had approximately $948 million of borrowings under the Credit Facility: $459 million under the U.S. dollar revolver, C$24 million (U.S. $24 million) under the Canadian dollar revolver and $465 million under the term loans. The term loans are repayable in quarterly installments of $22.5 million through June 30, 2010. The quarterly installments then increase to $71.2 million from September 30, 2010 to June 30, 2011. Principal payments due in fiscal 2009 on the term loans are classified as “Long-term debt” in the Company’s Consolidated Balance Sheets based on the Company’s ability and intention to refinance the payments with borrowings under its long-term revolving credit facilities. The Company also had outstanding letters of credit of $35 million issued under the Credit Facility. The U.S. dollar borrowings and the term loans bear interest at the London Interbank Offered Rate (“LIBOR”) plus 62.5 basis points and the Canadian dollar borrowings bear interest at the Canadian Bankers’ Acceptance Rate plus 62.5 basis points. As of June 30, 2008, the average effective interest rates on the U.S. dollar borrowings, the term loans and the Canadian dollar borrowings were 3.20%, 3.43% and 3.93%, respectively.
     As of June 30, 2008, approximately $572 million remained unused under the U.S. dollar revolving credit line and approximately C$16 million (U.S. $15million) remained unused under the Canadian dollar revolving credit line. As of June 30, 2008, the financial covenants of the Credit Facility do not limit the Company’s ability to borrow on the unused portion of the Credit Facility. The Credit Facility contains customary events of default, including nonpayment and breach covenants. In the event of default, repayment of borrowings under the Credit Facility may be accelerated.
     The Company’s domestic subsidiaries, exclusive of a bankruptcy remote special purpose entity (the “domestic subsidiaries”), guarantee the U.S. and Canadian borrowings. The Canadian borrowings are also guaranteed by the Company’s foreign subsidiaries. The guarantees are full and unconditional and are made on a joint and several basis. The Company has pledged 100% of the stock of its domestic subsidiaries and 65% of the stock of its foreign subsidiaries as surety for its obligations under the Credit Facility. The Credit Facility provides for the release of the guarantees and collateral if the Company attains an investment grade credit rating and a similar release on all other debt.
Other Revolving Credit Borrowings
     On April 4, 2008, the Company entered into LIBOR and Eurodollar revolving loan agreements with two commercial banks to finance and provide working capital related to the acquisition of A&N Plant in local currency. These revolving loan agreements are independent of the Credit Facility. To fund the acquisition, the Company initially borrowed 8 million euro and 5.7 million pound sterling. The total U.S. dollar equivalent of these initial borrowings was approximately $24 million. As of June 30, 2008, the amounts outstanding under these facilities were 8 million euro and 4.9 million pound sterling (approximately U.S. $22 million in total). As of June 30, 2008, the average effective interest rates on the euro and pound sterling borrowings were 5.99% and 7.11%, respectively. In July 2008, the Company amended its Credit Facility to, among other things, create a Multi-Currency Borrowing Facility. In August 2008, the Company repaid and terminated the independent LIBOR and Eurodollar revolving loan agreements with borrowings from the Multi-Currency Borrowing Facility under the Credit Facility.
Money Market Loans
     The Company has an agreement with a financial institution that provides access to short-term advances not to exceed $30 million for a maximum term of three months. The agreement expires on June 30, 2009, but may be extended subject to renewal provisions contained in the agreement. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At June 30, 2008, the Company had outstanding advances under the agreement of $30 million, which bears interest at 3.27%.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The Company also has an agreement with another financial institution that provides access to short-term advances not to exceed $35 million. The agreement expires on October 1, 2008, but may be extended subject to renewal provisions contained in the agreement. The advances are generally for overnight or up to seven days. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At June 30, 2008, there were no short-term advances outstanding under this agreement.
Senior Subordinated Notes
     At June 30, 2008, the Company had $150 million of senior subordinated notes (the “2004 Notes”) outstanding with a maturity date of July 15, 2014. The 2004 Notes bear interest at a fixed annual rate of 6.25%, payable semi-annually on January 15 and July 15 of each year. The 2004 Notes have an optional redemption provision, which permits the Company, at its option, to call the 2004 Notes at scheduled dates and prices. The first scheduled optional redemption date is July 15, 2009 at a price of 103.125% of the principal amount.
     On June 5, 2008, the Company issued $400 million of 7.125% senior subordinated notes at par with a maturity date of October 1, 2018. The net proceeds from the sale of the 2008 Notes were used to reduce borrowings under the Company’s revolving credit line under the Credit Facility.  The 2008 Notes bear interest at a fixed annual rate of 7.125%, payable semi-annually on October 1 and April 1 of each year, commencing October 1, 2008. The 2008 Notes have an optional redemption provision, which permits the Company, at its option, to call the 2008 Notes at scheduled dates and prices. The first scheduled optional redemption date is October 1, 2013 at a price of 103.563% of the principal amount.
     The 2004 and 2008 Notes contain covenants that could restrict the payment of dividends, the repurchase of common stock, the issuance of preferred stock, and the incurrence of additional indebtedness and liens. The 2004 and 2008 Notes are fully and unconditionally guaranteed jointly and severally, on a subordinated basis, by each of the wholly owned domestic guarantors under the Credit Facility.
Acquisition and Other Notes
     The Company’s long-term debt also included acquisition and other notes principally consisting of notes issued to sellers of businesses acquired and are repayable in periodic installments. At June 30, 2008, acquisition and other notes totaled $31 million with an average interest rate of approximately 6% and an average maturity of approximately 2 years.
Trade Receivables Securitization
     The Company participates in a securitization agreement (the “Agreement”) with three commercial banks to sell up to $360 million of qualifying trade receivables. The receivables are funded through the issuance of highly rated commercial paper through bank conduits. The commercial paper is normally issued to coincide with the monthly settlement dates provided for in the Agreement. The Agreement expires in March 2010, but may be renewed subject to provisions contained in the Agreement. During the three months ended June 30, 2008, the Company sold $1 billion of trade receivables and remitted to the bank conduits, pursuant to a servicing agreement, $1 billion in collections on those receivables. The amount of receivables sold under the Agreement was $360 million at both June 30, 2008 and March 31, 2008.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Interest Rate Swap Agreements
     The Company manages its exposure to changes in market interest rates. The Company’s involvement with derivative instruments is limited to highly effective fixed interest swap agreements used to manage well-defined interest risk exposures. At June 30, 2008, the Company had fifteen fixed interest rate swap agreements with a notional amount of $502 million. These swaps effectively convert $502 million of variable interest rate debt associated with the Company’s Credit Facility to fixed rate debt. At June 30, 2008, these swap agreements required the Company to make fixed interest payments based on a weighted-average effective rate of 4.85% and receive variable interest payments from the counterparties based on a weighted-average variable rate of 3.52%. The remaining terms of each of these swap agreements range from 11 to 27 months. The Company monitors its positions and the credit ratings of its counterparties and does not anticipate non-performance by the counterparties. During the three month period ended June 30, 2008, the fair value of the fixed interest rate swap agreements increased, and the Company recorded a corresponding increase to “Accumulated other comprehensive income (loss)” of $11.8 million. A net gain related to the ineffectiveness of the hedging relationship was recognized as interest expense and was insignificant.
Interest Expense
     A majority of the Company’s variable rate debt is based on a spread over LIBOR. Based on the Company’s fixed to variable interest rate ratio at June 30, 2008, for every 25 basis point increase in LIBOR, the Company estimates that its annual interest expense would increase by approximately $2 million.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Contractual Obligations and Off-Balance Sheet Arrangements
     The following table presents the Company obligations as of June 30, 2008.

(In thousands)	Payments Due by Period
					More than 5
		Remainder of	1 to 3 Years	3 to 5 Years	Years
Contractual Obligations	Total	fiscal 2009 (a)	(a)	(a)	(a)

Long-term debt (1)	$1,581,154	$10,172	$349,059	$670,670	$551,253
Estimated interest payments on long-term debt (2)	438,470	54,860	132,474	82,154	168,982
Estimated payments on interest rate swap agreements (3)	9,045	5,199	3,124	722	—
Non-compete agreements (4)	16,836	2,919	6,046	3,730	4,141
Letters of credit (5)	35,099	35,099	—	—	—
Operating leases (6)	265,058	58,614	118,103	65,203	23,138
Purchase obligations:
Liquid bulk gas supply agreements (7)	836,959	86,921	192,500	174,233	383,305
Liquid carbon dioxide supply agreements (8)	214,784	12,888	30,652	26,824	144,420
Ammonia supply agreements (9)	10,854	10,854	—	—	—
Other purchase commitments (10)	7,925	7,925	—	—	—
Construction commitments (11)	34,862	34,862	—	—	—

Total Contractual Obligations	$3,451,046	$320,313	$831,958	$1,023,536	$1,275,239

(a)	The “Remainder of fiscal 2009” column relates to obligations due through March 31, 2009. The “1 to 3 years” column relates to obligations due in fiscal years ending March 31, 2010 and 2011. The “3 to 5 years” column relates to obligations due in fiscal years ending March 31, 2012 and 2013. The “More than 5 years” column relates to obligations due in fiscal years ending March 31, 2014 and beyond.

(1)	Aggregate long-term debt instruments are reflected in the Consolidated Balance Sheet as of June 30, 2008. Long-term debt includes capital lease obligations, which were not material and, therefore, did not warrant separate disclosure. Principal payments on the term loan under the Credit Facility are not reflected in the “Remainder of fiscal 2009” column above due to the Company’s ability and intention to refinance the payments with borrowings under its long-term revolving credit line.

(2)	The future interest payments on the Company’s long-term debt obligations were estimated based on the current outstanding principal reduced by scheduled maturities in each period presented and interest rates as of June 30, 2008. The estimated interest payments may differ materially from those presented above based on actual amounts of long-term debt outstanding and actual interest rates in future periods. A majority of the Company’s variable rate debt is based on a spread over LIBOR. Based on the Company’s fixed to variable interest rate ratio at June 30, 2008, for every 25 basis point increase in LIBOR, the Company estimates that its annual interest expense would increase approximately $2 million.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(3)	Payments or receipts under interest rate swap agreements result from changes in market interest rates compared to contractual rates and payments to be exchanged between the parties to the agreements. The estimated receipts in future periods were determined based on forward LIBOR rates as of June 30, 2008. Actual receipts or payments may differ materially from those presented above based on actual interest rates in future periods.

(4)	Non-compete agreements are obligations of the Company to make scheduled future payments, generally to former owners of acquired businesses, contingent upon their compliance with the covenants of the non-compete agreement.

(5)	Letters of credit are guarantees of payment to third parties. The Company’s letters of credit principally back obligations associated with the Company’s self-insured retention on workers’ compensation, automobile and general liability claims. The letters of credit are supported by the Company’s Credit Facility.

(6)	The Company’s operating leases at June 30, 2008 include approximately $173 million in fleet vehicles under long-term operating leases. The Company guarantees a residual value of $29 million related to its leased vehicles.

(7)	In addition to the gas volumes supplied by Airgas Merchant Gases, the Company purchases industrial, medical and specialty gases pursuant to requirements contracts from national and regional producers of industrial gases. The Company has a long-term take-or-pay supply agreement, in effect through August 31, 2017, with Air Products and Chemicals, Inc. (“Air Products”) to supply the Company with bulk liquid nitrogen, oxygen and argon. Additionally, the Company purchases helium and hydrogen gases from Air Products under long-term supply agreements. The Air Products supply agreements represent approximately $50 million annually in liquid bulk gas purchases.

The Company also has long-term take-or-pay supply agreements with Linde to purchase oxygen, nitrogen, argon, helium and acetylene. The agreements expire at various dates through July 2019 and represent approximately $50 million in annual bulk gas purchases. Additionally, the Company has long-term take-or-pay supply agreements to purchase oxygen, nitrogen and argon from other major producers. Annual purchases under these contracts are approximately $17 million and they expire at various dates through 2024.

The purchase commitments for future periods contained in the table above reflect estimates based on fiscal 2008 purchases. The supply agreements noted above contain periodic adjustments based on certain economic indices and market analysis. The Company believes the minimum product purchases under the agreements are well within the Company’s normal product purchases. Actual purchases in future periods under the supply agreements could differ materially from those presented in the table due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions.

(8)	The Company is a party to long-term take-or-pay supply agreements for the purchase of liquid carbon dioxide with approximately 16 suppliers that expire at various dates through 2045. The purchase commitments for future periods contained in the table above reflect estimates based on fiscal 2008 purchases. The Company believes the minimum product purchases under the agreements are well within the Company’s normal product purchases. Actual purchases in future periods under the liquid carbon dioxide supply agreements could differ materially from those presented in the table due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions. Certain of the liquid carbon dioxide supply agreements contain market pricing subject to certain economic indices.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In June 2008, the Company signed a 15-year take or pay supply agreement with First United Ethanol LLC, (FUEL) to supply the Company with feed stock of raw carbon dioxide. The agreement is expected to commence in January 2010 after the Company completes its 450 tons per day liquification plant at FUEL’s new complex in Camilla, GA. Annual purchases under this contract will be approximately $1.3 million annually.

(9)	The Company purchases ammonia from a variety of sources. With one of those sources, the Company has minimum purchase commitments under a supply agreement. The term of the agreement is through December 31, 2008 and automatically renews for successive one-year terms unless terminated by either party upon 180 days written notice.

(10)	Other purchase commitments primarily include property, plant and equipment expenditures.

(11)	Construction commitments represent outstanding commitments to customers to build and operate air separation plants in New Carlisle, IN and Carrollton, KY, and construct a beverage grade liquid carbon dioxide plant in Deer Park, TX.
Off-Balance Sheet Arrangements
     As disclosed in Note 4 to the consolidated financial statements, the Company participates in a securitization agreement with three commercial banks to sell, on a revolving basis, up to $360 million of qualifying trade receivables. The agreement expires in March 2010, but may be renewed subject to provisions contained in the agreement. Under the securitization agreement, on a monthly basis, trade receivables are sold to three commercial banks through a bankruptcy-remote special purpose entity. The Company retains a subordinated interest in the receivables sold, which is included in “Trade receivables, net” on the accompanying consolidated balance sheet. At June 30, 2008, the amount of retained interest in the receivables sold was approximately $169 million, net of an allowance for doubtful accounts of $24 million.
     The securitization agreement is a form of off-balance sheet financing. The discount taken by the commercial banks reduces the proceeds from the sale of trade receivables and is generally at a lower cost than the Company can borrow under its Credit Facility. The table below reflects the amount of trade receivables sold at June 30, 2008 and the amount of the anticipated discount to be taken, based on market rates at June 30, 2008, on the sale of that quantity of receivables each month through the expiration date of the securitization agreement. The Company is not aware of any existing circumstances that are reasonably likely to result in the termination or material reduction in the availability of this program prior to its expiration date.

(In thousands)	Payments Due by Period
		Remainder of			More than 5
Off-balance sheet obligations as of June 30, 2008:	Total	fiscal 2009	1 to 3 Years	3 to 5 Years	Years

Trade receivables securitization	$360,000	$—	$360,000	$—	$—
Estimated discount on securitization	16,884	7,236	9,648	—	—

Total off-balance sheet obligations	$376,884	$7,236	$369,648	$—	$—

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OTHER
New Accounting Pronouncements
     See Note 2 to the Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption.
Forward-looking Statements
     This report contains statements that are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements regarding: the Company’s goal of becoming a nationwide leader in the distribution and reclamation of refrigerants; the Company’s expectation that the multi-year implementation process of the SAP system will minimize business disruption and conversion risks; the Company’s expectation that fiscal 2009 expense from the SAP project will be between $4 and $7 million; the Company’s expectation that fiscal 2009 second quarter net earnings will range from $0.82 to $0.84 per diluted share; the Company’s expectation that fiscal 2009 net earnings will range from $3.30 to $3.40 per diluted share; the continuation of current economic conditions through the balance of fiscal 2009; the Company’s belief that strategic products provide a significant opportunity for cross-selling within the existing customer base; the non-cyclical nature of the Company’s strategic products; the Company’s expectation that the bio-tech, life sciences, research and environmental applications will continue to propel specialty gas sales growth in the future; a favorable growth outlook for the rental welder business; an overall effective income tax rate for fiscal 2009 of 39% to 39.5% of pre-tax earnings; the future payment of dividends; the Company’s ability and intention to refinance principal payments on its outstanding term loan with borrowings under its long-term revolving credit facilities; the Company’s ability to manage its exposure to interest rate risk through the use of interest rate swap agreements; the performance of counterparties under interest rate swap agreements; the Company’s estimate that for every 25 basis point increase in LIBOR, annual interest expense will increase approximately $2 million; the estimate of future interest payments on the Company’s long-term debt obligations; the estimate of future payments or receipts under interest rate swap agreements; the estimate of future purchase commitments; and the Company’s belief that the minimum product purchases under supply agreements are within the Company’s normal product purchases.
     These forward-looking statements involve risks and uncertainties. Factors that could cause actual results to differ materially from those predicted in any forward-looking statement include, but are not limited to: competition for market share that prevents the Company from becoming a leader in the refrigerant distribution and reclamation business; higher than expected implementation costs of the SAP system; conversion problems related to the SAP system that disrupts the Company’s business and negatively impacts customer relationships; the Company’s inability to meet its earnings estimates resulting from lower sales, higher product costs and/or higher operating expenses than that forecasted by the Company; higher or lower overall tax rates in fiscal 2009 than that estimated by the Company resulting from changes in tax laws, reserves and other estimates; increase in debt in future periods and the impact on the Company’s ability to pay and/or grow its dividend; a decline in demand from markets served by the Company; adverse customer response to the Company’s strategic product sales initiatives; a lack of specialty gas sales growth due to a downturn in certain markets; the negative effect of an economic downturn on strategic product sales and margins; the inability of strategic products to diversify against cyclicality; a downturn in the construction and energy infrastructure markets and the impact on the Company’s rental welder business; supply shortages of certain gases and the resulting inability of the Company to meet customer gas requirements; customers’ acceptance of price increases; adverse changes in customer buying patterns; an economic downturn (including adverse changes in the specific markets for the Company’s products); a rise in product costs and/or operating expenses at a rate faster than the Company’s ability to increase prices; higher or lower capital expenditures than that estimated by the Company; the inability to refinance payments on the term loan due to a lack of availability under the revolving credit facilities; fluctuations in interest rates; potential disruption to the Company’s business from integration problems associated with acquisitions; the inability of management to control costs and expenses; the inability to pay

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
dividends as a result of loan covenant restrictions; the inability to manage interest rate exposure; higher or lower interest expense than that estimated by the Company due to changes in debt levels; unanticipated non-performance by counterparties related to interest rate swap agreements; the effects of competition from independent distributors and vertically integrated gas producers on products, pricing and sales growth; changes in product prices from gas producers and name-brand manufacturers and suppliers of hardgoods; changes in customer demand resulting in the inability to meet minimum product purchases under supply agreements; and the effects of, and changes in, the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations, both on a national and international basis. The Company does not undertake to update any forward-looking statement made herein or that may be made from time to time by or on behalf of the Company.

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
     The table below summarizes the Company’s market risks associated with debt obligations, interest rate swaps and the trade receivables securitization at June 30, 2008. For debt obligations and the trade receivables securitization, the table presents cash flows related to payments of principal, interest and the discount on the securitization program by fiscal year of maturity. For interest rate swaps, the table presents the notional amounts underlying the agreements by year of maturity. The notional amounts are used to calculate contractual payments to be exchanged and are not actually paid or received. Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period.

(In millions)	3/31/09 (a)	3/31/10	3/31/11	3/31/12	3/31/13	Thereafter	Total	Fair Value

Fixed Rate Debt:
Acquisition and other notes	$10	$11	$5	$3	$1	$1	$31	$31
Interest expense	1.2	0.9	0.5	0.2	0.1	0.1	3.0
Average interest rate	6.13%	6.12%	6.18%	5.10%	5.81%	5.82%

Senior subordinated notes due 2014	$—	$—	$—	$—	$—	$150	$150	$149
Interest expense	7.0	9.4	9.4	9.4	9.4	12.0	56.6
Interest rate	6.25%	6.25%	6.25%	6.25%	6.25%	6.25%

Senior subordinated notes due 2018	$—	$—	$—	$—	$—	$400	$400	$404
Interest expense	21.4	28.5	28.5	28.5	28.5	156.7	292.1
Interest rate	7.125%	7.125%	7.125%	7.125%	7.125%	7.125%

Variable Rate Debt:
Revolving credit borrowings	$—	$—	$—	$505	$—	$—	$505	$505
Interest expense	13.0	17.1	17.1	5.5	—	—	52.7
Interest rate (b)	3.38%	3.38%	3.38%	3.38%

Term loans (d)	$—	$67	$236	$162	$—	$—	$465	$465
Interest expense	11.5	12.6	8.3	0.6	—	—	33.0
Interest rate (b) (d)	3.43%	3.43%	3.43%	3.43%

Money market loan	$—	$30	$—	$—	$—	$—	$30	$30
Interest expense	0.7	0.3	—	—	—	—	1.0
Interest rate (b)	3.27%	3.27%

(In millions)	3/31/09 (a)	3/31/10	3/31/11	3/31/12	3/31/13	Thereafter	Total	Fair Value

Interest Rate Swaps:
15 swaps (receive variable) pay fixed Notional amounts	$—	$377	$125	$—	$—	$—	$502	$9
Swap payments (receipts)	5.2	3.1	0.7	—	—	—	9.0
$502 million notional amount
Variable forward receive rate = 3.52%
Weighted average pay rate = 4.85%

Other Off-Balance Sheet
LIBOR-based agreement (c):
Trade receivables securitization	$—	$360	$—	$—	$—	$—	$360	$360
Discount on securitization	7.2	9.6	—	—	—	—	16.8
Based on one-month LIBOR of 2.38%

(a)	March 31, 2009 financial instrument maturities and interest expense relate to the period of July 1, 2008 through March 31, 2009.

(b)	The interest rate on the revolving credit facilities is the weighted average of the variable interest rates on the U.S. dollar revolving credit line and the Canadian dollar portion of the credit line. The variable interest rates on the U.S. dollar revolving credit line are based on a spread over LIBOR applicable to each tranche under the U.S credit line. The average of the variable interest rates on the Canadian dollar portion of the Credit Facility is based on a spread over the Canadian Bankers’ Acceptance Rate applicable to each tranche under the Canadian credit line.

(c)	The trade receivables securitization agreement expires in March 2010, but may be renewed subject to renewal provisions contained in the agreement.

(d)	The notes to the Consolidated Financial Statements reflect the term loan principal payments due through March 31, 2009 as long-term based on the Company’s ability and intention to refinance those principal payments with its revolving credit line. Estimated interest payments on the term loan reflect the amortization of the term loan principal for each period presented.
Limitations of the tabular presentation
     As the table incorporates only those interest rate risk exposures that exist as of June 30, 2008, it does not consider those exposures or positions that could arise after that date. In addition, actual cash flows of financial instruments in future periods may differ materially from prospective cash flows presented in the table due to future fluctuations in variable interest rates, debt levels and the Company’s credit rating.
Foreign Currency Rate Risk
     Canadian subsidiaries and European operations of the Company are funded in part with local currency debt. The Company does not otherwise hedge its exposure to translation gains and losses relating to foreign currency net asset exposures. The Company considers its exposure to foreign currency exchange fluctuations to be immaterial to its consolidated financial position and results of operations.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     The Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
(b) Changes in Internal Control
     There were no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
We face risks in connection with our current project to install a new enterprise information system for our business.
     We have initiated a four to five year phased implementation project of a new enterprise information system for many aspects of our business. The implementation is a technically intensive process, requiring testing, modifications, and project coordination. Although our implementation process includes at least 12 months of design and testing, designed to provide minimal business disruption and to minimize conversion risks, there is no assurance that we will not experience disruptions in our business operations relating to this implementation effort as a result of complications with the system. Such disruptions could result in material adverse consequences, including delays in the design and implementation of the system, loss of information, damage to our ability to process transactions or harm to our control environment, and unanticipated increases in costs.
     Other than the additional risk factor noted above, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended March 31, 2008.

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

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant and Co-Registrants have duly caused this report to be signed on their behalf by the undersigned hereunto duly authorized.

AIRGAS, INC.		AIRGAS EAST, INC.
(Registrant)		AIRGAS GREAT LAKES, INC.
AIRGAS MID AMERICA, INC.
AIRGAS NORTH CENTRAL, INC.
BY:	/s/ Thomas M. Smyth	AIRGAS SOUTH, INC.
	Thomas M. Smyth	AIRGAS MID SOUTH, INC.
	Vice President & Controller	AIRGAS INTERMOUNTAIN, INC.
	(Principal Accounting Officer)	AIRGAS NORPAC, INC.
AIRGAS NORTHERN CALIFORNIA
& NEVADA, INC.
AIRGAS SOUTHWEST, INC.
AIRGAS WEST, INC.
AIRGAS SAFETY, INC.
AIRGAS CARBONIC, INC.
AIRGAS SPECIALTY GASES, INC.
NITROUS OXIDE CORP.
RED-D-ARC, INC.
AIRGAS DATA, LLC

(Co-Registrants)

BY:	/s/ Thomas M. Smyth
Thomas M. Smyth
Vice President
(Principal Accounting Officer)
DATED: August 11, 2008